Form 10-Q
period 1996-03-31
VISTA BANCORP INC
filed 1996-05-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

For the transition period from ___________________ to _________________________

Commission file number                    0-21264

                               VISTA BANCORP, INC.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                            22-2870972
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey         08865
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)

                                 (908) 859-9500
- - --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes       No
                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of April 30, 1996, there were 4,019,451 shares of $.50 par value Common Stock outstanding.

                              VISTA BANCORP, INC.
                                   Form 10-Q

                      For the period ended March 31, 1996

                                     Index
                                     -----

                                                                            PAGE
                                                                            ----
Part I     Financial Information

Item 1.    Financial Statements:

               Consolidated Balance Sheets - March 31, 1996
                 and December 31, 1995                                       3

               Consolidated Statements of Income - Three Months
                 Ended March 31, 1996 and 1995                               4

               Consolidated Statements of Changes in Shareholders' Equity -
                 Three Months Ended March 31, 1996 and
                 The Year Ended December 31, 1995                            5

               Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1996 and 1995                               6

               Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    12

Part II    Other Information

Item 1.    Legal Proceedings                                                24

Item 2.    Changes in Securities                                            24

Item 3.    Defaults Upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                24

Item 6.    Exhibits and Reports on Form 8-K                                 24

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in Thousands (Except Per Share and Share Data)

                                                                                           March 31,      December 31,
                                                                                              1996            1995
                                                                                          ----------------------------
Assets

Cash and cash equivalents:
  Cash and due from banks                                                                     $16,036         $18,823
  Federal funds sold and securities purchased under agreements to resell                        3,500          10,980
  Short-term investments                                                                          697           6,345
- - ----------------------------------------------------------------------------------------------------------------------
        Total Cash and Cash Equivalents                                                        20,233          36,148
- - ----------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $162,971 and $143,563
  in 1996 and 1995, respectively)                                                             162,732         145,867
- - ----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
  Mortgage                                                                                    135,153         134,471
  Commercial                                                                                   65,646          67,311
  Consumer                                                                                     63,507          62,500
- - ----------------------------------------------------------------------------------------------------------------------
        Total Loans                                                                           264,306         264,282
  Allowance for loan losses                                                                    (3,915)         (3,932)
- - ----------------------------------------------------------------------------------------------------------------------
        Total Net Loans                                                                       260,391         260,350
- - ----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                          5,822           5,903
Accrued interest receivable                                                                     3,878           3,779
Other assets                                                                                    6,960           5,193
- - ----------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                    $460,016        $457,240
- - ----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
  Demand:
    Noninterest-bearing                                                                       $38,647         $40,215
    Interest-bearing                                                                           62,870          64,044
  Savings                                                                                     109,885         104,749
  Time                                                                                        191,558         192,555
- - ----------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                        402,960         401,563
- - ----------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                 13,684          12,141
Long-term debt                                                                                  4,670           4,725
Accrued interest payable                                                                          970           1,023
Other liabilities                                                                               2,505           1,943
- - ----------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                                     424,789         421,395
- - ----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
    4,019,880 and 3,999,344 at March 31, 1996 and December 31, 1995, respectively               2,010           2,000
  Paid-in capital                                                                              12,302          12,064
  Retained earnings                                                                            21,080          20,268
  Treasury stock (780 shares)                                                                      (7)             (7)
  Net unrealized (loss) gain on securities available for sale                                    (158)          1,520
- - ----------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                             35,227          35,845
- - ----------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                                      $460,016        $457,240
- - ----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       3

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Amounts in Thousands (Except Per Share and Share Data)

                                                                                          Three Months Ended March 31,
                                                                                              1996            1995
                                                                                          ----------------------------

Interest Income:
  Interest and fees on loans                                                                   $5,454          $4,898
  Interest on federal funds sold and securities purchased
    under agreements to resell                                                                    144             119
  Interest on short-term investments                                                               74              67
  Interest on securities:
    Taxable                                                                                     2,300           2,171
    Nontaxable                                                                                    138              99
- - ----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                                     8,110           7,354
- - ----------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                                                          3,867           3,327
  Interest on borrowed funds                                                                      131             117
  Interest on long-term debt                                                                       86              47
- - ----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                                    4,084           3,491
- - ----------------------------------------------------------------------------------------------------------------------
        Net Interest Income                                                                     4,026           3,863

Provision for Loan Losses                                                                          45              55
- - ----------------------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses                                     3,981           3,808
- - ----------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts                                                             392             334
  Other service charges                                                                           128              71
  Net security gains                                                                               58              13
  Other income                                                                                    132             103
- - ----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                                                    710             521
- - ----------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                                                         1,609           1,533
  Occupancy expense                                                                               284             243
  Furniture and equipment expense                                                                 287             277
  Other expense                                                                                   711             830
- - ----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                                                 2,891           2,883
- - ----------------------------------------------------------------------------------------------------------------------
        Income Before Provision for Income Taxes                                                1,800           1,446

Provision for Income Taxes                                                                        628             516
- - ----------------------------------------------------------------------------------------------------------------------
            Net Income                                                                         $1,172            $930
- - ----------------------------------------------------------------------------------------------------------------------

            Earnings per Share                                                                  $0.29           $0.27
- - ----------------------------------------------------------------------------------------------------------------------

            Weighted Average Number of Common Shares Outstanding                            4,003,962       3,427,464
- - ----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Amounts in Thousands (Except Per Share and Share Data)

                                                                      For The Year Ended December 31, 1995 and
                                                                      For The Three Months Ended March 31, 1996

                                                                                                       Net Unrealized
                                                                                                       (Loss) Gain on
                                                                                                         Securities      Total
                                            Shares     Common      Paid-in     Retained     Treasury      Available    Shareholders'
                                            Issued     Stock       Capital     Earnings      Stock        for Sale       Equity
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1994                 3,423,061     $1,712       $6,247      $17,350         ($7)        ($730)      $24,572

  Net income - 1995                                -          -            -        4,093           -             -         4,093

  Cash dividends - $.34 per share                  -          -            -       (1,175)          -             -        (1,175)

  Net proceeds from
    issuance of common stock                 576,283        288        5,808            -           -             -         6,096

  Deferred compensation                            -          -            9            -           -             -             9

  Net unrealized appreciation in the
    market value of securities available
    for sale, net of income taxes                  -          -            -            -           -         2,250         2,250

- - ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 3,999,344      2,000       12,064       20,268          (7)        1,520        35,845

  Net income - 1996                                -          -            -        1,172           -             -         1,172

  Cash dividends - $.09 per share                  -          -            -         (360)          -             -          (360)

  Net proceeds from
    issuance of common stock                  20,536         10          231            -           -             -           241

  Deferred compensation                            -          -            7            -           -             -             7

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                  -          -            -            -           -        (1,678)       (1,678)

- - ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                    4,019,880     $2,010      $12,302      $21,080         ($7)        ($158)      $35,227
- - ----------------------------------------------------------------------------------------------------------------------------------



The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands

                                                                                          Three Months Ended March 31,
                                                                                              1996            1995
                                                                                          ----------------------------
Cash Flows From Operating Activites:
  Net Income                                                                                   $1,172            $930
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                                223             189
     Provision for loan losses                                                                     45              55
     (Decrease) increase in deferred income                                                      (147)             14
     Increase in accrued interest receivable                                                      (99)           (112)
     (Decrease) increase in accrued interest payable                                              (53)             55
     (Increase) decrease in other assets                                                         (949)             15
     Increase in other liabilities                                                                569             552
     Net amortization of premium on securities                                                    160             113
     Net security gains                                                                           (58)            (13)
- - ----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                                                863           1,798
- - ----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of securities available for sale                                     8,941           2,799
  Proceeds from sales of securities available for sale                                         16,012           9,539
  Purchases of securities available for sale                                                  (44,463)         (5,514)
  Proceeds from maturities of securities held to maturity                                           -           4,485
  Purchases of securities held to maturity                                                          -         (10,194)
  Net decrease (increase) in loans                                                                 61          (9,506)
  Net capital expenditures                                                                        (95)           (392)
- - ----------------------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                               (19,544)         (8,783)
- - ----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in demand and savings deposits                                        2,394          (8,954)
  Net (decrease) increase in time deposits                                                       (997)         15,286
  Net increase in borrowed funds                                                                1,543           1,048
  Net decrease in long-term debt                                                                  (55)            (35)
  Net proceeds from issuance of common stock                                                      241             192
  Cash dividends paid                                                                            (360)           (273)
- - ----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Financing Activities                                              2,766           7,264
- - ----------------------------------------------------------------------------------------------------------------------

         Net (Decrease) Increase in Cash and Cash Equivalents                                 (15,915)            279
         Cash and Cash Equivalents, Beginning of Period                                        36,148          26,091
- - ----------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                             $20,233         $26,370
- - ----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                $4,137          $3,436
  Income taxes paid                                                                                 -               -

Supplemental Disclosures of Investing and Financing Activities:
  Transfers from loans to other real estate owned                                                   -               -
  Net unrealized (loss) gain in the fair value of securities available for sale                (2,543)            670
  Increase (decrease) in deferred tax asset related to net unrealized
    (loss) gain in the fair value of securities available for sale                                865            (238)
  Net unrealized (loss) gain in the fair value of securities available for sale,
    net of income taxes                                                                        (1,678)            432
  Deferred compensation                                                                             7               2


The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying consolidated financial statements of Vista Bancorp, Inc. and its subsidiaries (Vista) reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Vista's customary accounting practices and has not been audited.

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principals requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1995.

         Results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Securities

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted on January 1, 1994 and required Vista to classify its securities according to three categories. Debt and equity securities that Vista has the positive intent and ability to hold to maturity are classified as held to maturity (HTM) and reported at amortized cost. Debt and equity securities that are bought and held principally to be sold in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Vista currently does not employ this strategy. Debt and equity securities that do not fall into either of these categories are classified as available for sale
(AFS) and reported at fair value, with unrealized gains and losses shown as a separate component of shareholders' equity on an after tax basis.

         In October 1995, the Financial Accounting Standards Board (FASB) suspended certain transfer provisions of SFAS No. 115 for a defined period of time beginning November 15 and ending on December 31, 1995. During this one-time adjustment period, Vista elected to transfer all securities classified as held to maturity into the AFS portfolio in accordance with SFAS No. 115. The transfer involved securities with an amortized cost of $116.0 million and a market value of $117.7 million.

         Gains or losses are recognized and shown separately in the statements of income on realization or when values are deemed to have been other than temporarily impaired. Recognition of these gains or losses is based on the specific identification method. Proceeds from the sales of securities AFS during the first quarter of 1996 and 1995 were $16.0 million and $9.5 million, respectively. Gross realized gains of $67 thousand and gross realized losses of $9 thousand were recognized on the sales of securities AFS during the first quarter of 1996. For the first quarter of 1995 gross realized gains of $13 thousand were recognized on the sales of securities AFS.

         The amortized cost, estimated market value and contractual maturity information for securities AFS at March 31, 1996 and December 31, 1995, are disclosed on the following pages. Securities not due at a single maturity date, such as mortgage-backed securities, are disclosed separately rather than allocated over several maturity categories.

  Note 2 - Securities

  Securities Available for Sale                                           March 31, 1996
  ---------------------------------------------------------------------------------------------------------
                                                                        Gross         Gross      Estimated
                                                        Amortized     Unrealized    Unrealized     Market
 Amounts in Thousands                                     Cost          Gains         Losses       Value
  ---------------------------------------------------------------------------------------------------------
  U.S. Treasury securities                               $24,724           $83         ($315)      $24,492
  U.S. Government agencies and corporations               12,124            73          (117)       12,080
  State and political subdivisions                        14,265            35          (109)       14,191
  Corporate debt securities                               14,250           162           (52)       14,360
  Mortgage-backed securities                              95,051         1,033        (1,032)       95,052
  Equity securities                                        2,557             -             -         2,557
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $162,971        $1,386       ($1,625)     $162,732
  ---------------------------------------------------------------------------------------------------------



  Securities Available for Sale                                           December 31, 1995
  ---------------------------------------------------------------------------------------------------------
                                                                        Gross         Gross      Estimated
                                                        Amortized     Unrealized    Unrealized     Market
 Amounts in Thousands                                     Cost          Gains         Losses       Value
  ---------------------------------------------------------------------------------------------------------
  U.S. Treasury securities                               $28,142          $314           ($1)      $28,455
  U.S. Government agencies and corporations               13,602           168            (9)       13,761
  State and political subdivisions                        11,435            71           (28)       11,478
  Corporate debt securities                               14,963           338            (8)       15,293
  Mortgage-backed securities                              73,190         1,580          (121)       74,649
  Equity securities                                        2,231             -             -         2,231
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $143,563        $2,471         ($167)     $145,867
  ---------------------------------------------------------------------------------------------------------


                                                         Securities Available         Securities Available
                                                               for Sale                      for Sale
                                                            March 31, 1996              December 31, 1995
  ------------------------------------------------------------------------------------------------------------
                                                                        Gross         Gross      Estimated
                                                        Amortized     Unrealized    Unrealized     Market
 Amounts in Thousands                                     Cost          Gains         Losses       Value
  ------------------------------------------------------------------------------------------------------------
  Maturing within one year                               $15,668       $15,698          $26,045       $26,149
  Maturing after one year but within five years           37,591        37,467           35,546        36,205
  Maturing after five years but within ten years          12,104        11,958            5,878         5,952
  Maturing after ten years                                     -             -              673           681
  No Maturity                                              2,557         2,557            2,231         2,231
  Mortgage-backed securities                              95,051        95,052           73,190        74,649
  ------------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $162,971      $162,732         $143,563      $145,867
  ------------------------------------------------------------------------------------------------------------

Note 3.  Loans

         SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," addresses the accounting by creditors for impairment of certain loans. SFAS No. 114 and SFAS No. 118 apply to collateralized loans, except large groups of homogeneous loans, that are collectively evaluated for impairment. They also apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. SFAS No. 114 and SFAS No. 118 require that loans within the scope of these statements be measured based on the present value of expected future cash flows discounted using the loan's effective interest rate, the loan's observable market price or the fair value of the collateral securing the loan. SFAS No. 114 and SFAS No. 118 apply to all financial statements for the fiscal years beginning after December 15, 1994. Vista adopted SFAS No. 114 and SFAS No. 118 on January 1, 1995.

         At March 31, 1996, the total impaired loans recognized in accordance with SFAS No. 114 and SFAS No. 118 were $3.9 million, of which $1.3 million were valued based upon discounted cash flows and $2.6 million using the fair value of collateral. Based on these methods, $741 thousand of the $3.9 million allowance for loan losses was allocated against the $3.9 million of impaired loans. The remaining allowance for loan losses, totalling $3.2 million at March 31, 1996, is available to absorb losses in Vista's entire credit portfolio. Vista's total average impaired loans during the quarter ended March 31, 1996 was approximately the same as the balance at March 31, 1996. Interest income recorded on total impaired loans during the first quarter of 1996 was immaterial.

Note 4.  Recently Issued Accounting Standards

         In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement became effective and was adopted by Vista on January 1, 1996. The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Adoption of this statement had no material impact on Vista's financial position or its results of operations during the first quarter of 1996.

         In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement became effective and adopted by Vista on January 1, 1996. This statement requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value if it is practicable to estimate the value. This statement applies prospectively to transactions entered into in 1996, therefore, there is no cumulative effect upon adoption of this statement. This statement had no effect on the financial position or results of operations during the first quarter of 1996 since Vista did not engage in any activities covered by the provisions of this statement during this time period.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement became effective on January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and Vista's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). FASB encourages entities to adopt the fair-value-based method but does not require adoption of this method. Vista has elected to continue its current accounting policy.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Vista Bancorp, Inc. (Vista), formed in 1988, has two wholly-owned subsidiary banks, The Phillipsburg National Bank and Trust Company (PNB) located in Phillipsburg, New Jersey and Twin Rivers Community Bank (Twin Rivers) located in Palmer Township, Pennsylvania. PNB has nine branch sites serving Warren and Hunterdon counties in New Jersey. Twin Rivers maintains two branch sites serving Northampton County in Pennsylvania.

         On October 31, 1995, Vista commenced Rights and Community Stock Offerings to issue 500,000 new common shares. The shares offered were fully subscribed in December and Vista received approximately $5.3 million of net proceeds after issuance costs.

         On December 1, 1995, PNB, acquired the Washington Township, Warren County, New Jersey, branch of Summit Bank with its principal offices located in Chatham, New Jersey. The acquisition involved the branch facility and $14.0 million in deposits. The purchase price for the branch facility and deposit premium paid totaled $1.0 million.

Results of Operations for the periods ended March 31, 1996 and March 31, 1995

         Vista's net income equaled $1.2 million for the first quarter of 1996, an increase of $242 thousand or 26% over net income of $930 thousand earned in the first quarter of 1995. Earnings per share equaled $.29 in the first quarter of 1996 compared to $.27 for the same period in 1995, despite a 17% increase in the average number of common shares outstanding attributable to the stock offering.

         The increase in net income for the quarter was primarily the result of growth in net interest income of $163 thousand, a provision for loan losses that was lower by $10 thousand, increased gains realized on the sale of securities of $45 thousand and noninterest income which climbed by $144 thousand and included a one-time gain of $62 thousand from the sale of a student loan portfolio. Offsetting these improvements was an $8 thousand increase in noninterest expenses and a $112 thousand increase in the provision for income taxes resulting from higher pre-tax earnings. A $203 thousand reduction in bank insurance premium assessments by the Federal Deposit Insurance Corporation favorably impacted noninterest expenses on a quarter over quarter basis.

         Return on average shareholders' equity (ROE) equaled 12.94%, and return on average assets (ROA) equaled 1.03% for the first quarter of 1996 compared to ROE of 14.97% and ROA of .91% for the same period of 1995. ROE declined over the comparable period as the growth in average shareholders' equity outpaced the 26% growth in annualized net income. The 45% increase in shareholders' equity resulted primarily from the added capital raised through the stock offering and the quarterly tax- effected SFAS No. 115 adjustment. ROA improved over the prior year as the increase in net income outpaced the growth in total average assets.

Net Interest Income

         Net interest income on a tax-equivalent basis amounted to $4.1 million for the first quarter of 1996, an increase of $176 thousand, or 5%, compared to $3.9 million earned in the first quarter of 1995. The net interest rate spread declined 39 basis points to 3.25% for the quarter compared to the prior year quarter of 3.64%. The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, declined to 3.77% for the first quarter of 1996 from 4.03% in the first quarter of 1995 and from 3.90% from the fourth quarter of 1995 as growth in earning assets outpaced the growth in net interest income. The growth in average earning assets competed with a flattened yield curve which resulted in slimmer margins compared to historical experience.

        Interest income on a tax-equivalent basis amounted to $8.2 million for the first quarter of 1996, an increase of $769 thousand, or 10%, compared to $7.4 million in interest income earned in the first quarter of 1995. The increase in interest income was largely due to higher average volumes in all categories of interest-earning assets which increased interest income by $840 thousand but were offset in part by lower yields which reduced interest income by $71 thousand. The average yield on interest-earning assets declined 11 basis points to 7.54% for the first quarter of 1996 compared to 7.65% for the comparable quarter in 1995.

         Interest expense amounted to $4.1 million for the first quarter of 1996, an increase of $593 thousand, or 17%, compared to the first quarter of 1995. The increase in interest expense is primarily due to higher volumes of average interest-bearing liabilities which increased interest expense by $345 thousand and higher rates paid for deposits which also increased interest expense by $248 thousand. The average cost of funds on interest-bearing liabilities was 4.29% in the first quarter of 1996, an increase 28 basis points from 4.01% in the comparable quarter of 1995.

         The following table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended March 31, 1996 and 1995, are also reflected.

VISTA BANCORP, INC. AND SUBSIDIARIES
Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

                                                                                    Three Months Ended March 31, 1996

                                                                                  1996                              1995
                                                                     -----------------------------     -----------------------------
                                                                        Average            Average       Average             Average
                                                                       Balances  Interest   Rates        Balances   Interest  Rates
Amounts in Thousands (Except Percentages)                                (1)       (2)       (3)           (1)        (2)      (3)
- - ----------------------------------------------------------           -----------------------------     -----------------------------
Assets
Federal funds sold and securities purchased
  under agreements to resell                                            $10,721     $144     5.40%         $8,153     $119     5.92%
Short-term investments                                                    5,483       74     5.43%          4,703       67     5.78%
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                        16,204      218     5.41%         12,856      186     5.87%
- - ------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                          28,032      414     5.94%         34,842      526     6.12%
  U.S. Government agencies and corporations                              96,992    1,601     6.64%         78,851    1,396     7.18%
  States and other political subdivisions                                12,577      186     5.95%          8,988      137     6.18%
  Other                                                                  17,202      284     6.64%         14,963      249     6.75%
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                                   154,803    2,485     6.46%        137,644    2,308     6.80%
- - ------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (4)
  Mortgage                                                              134,670    2,549     7.61%        132,518    2,491     7.62%
  Commercial                                                             65,704    1,536     9.40%         56,938    1,323     9.42%
  Consumer                                                               64,012    1,373     8.63%         52,176    1,084     8.43%
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                        264,386    5,458     8.30%        241,632    4,898     8.22%
- - ------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                                 435,393    8,161     7.54%        392,132    7,392     7.65%
- - ------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                  15,663                            12,485
Allowance for loan losses                                                (3,984)                           (3,973)
Other assets                                                             12,522                            11,854
- - ------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                               24,201                            20,366
- - ------------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                            $459,594                          $412,498
- - ------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                                $67,172     $410     2.45%        $60,206     $379     2.55%
  Savings                                                               106,658      827     3.12%        104,949      780     3.01%
  Time                                                                  167,300    2,286     5.50%        159,971    1,953     4.95%
  Time deposits $100,000 and over                                        24,742      344     5.59%         15,900      215     5.48%
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                    365,872    3,867     4.25%        341,026    3,327     3.96%
- - ------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                         11,900      131     4.43%         10,177      117     4.66%
  Long-term debt                                                          4,723       86     7.32%          1,885       47    10.11%
- - ------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                             16,623      217     5.25%         12,062      164     5.51%
- - ------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                            382,495    4,084     4.29%        353,088    3,491     4.01%
- - ------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                                      37,136                            31,093
Other liabilities                                                         3,526                             3,125
- - ------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                          40,662                            34,218
- - ------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                                     36,437                            25,192
- - ------------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity              $459,594                          $412,498
- - ------------------------------------------------------------------------------------------------------------------------------------

Net Interest Income/Spread (tax-equivalent basis)                                 $4,077     3.25%                  $3,901     3.64%
- - ------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                      (51)                              (38)
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                             $4,026                            $3,863
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                    3.77%                             4.03%
- - ------------------------------------------------------------------------------------------------------------------------------------

(1) Average volume information was computed using approximate daily averages.
(2) Interest on loans includes fee income.
(3) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
(4) Includes nonaccrual loans.
(5) Net interest income as a percent of interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES
Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                           Three Months Ended March 31, 19
                                                                   1996 vs. 1995
                                                          -------------------------------
                                                                       Increase (Decrease
                                                                        Due to Changes in
                                                                     --------------------
                                                            Total      Average    Average
Amounts in Thousands                                      Change(1)     Volume     Rate
- - --------------------------------------------              -------------------------------
Interest Income
Federal funds sold and securities purchased
  under agreements to resell                                     $25        $36     ($11)
Short-term investments                                             7         10       (3)
- - -----------------------------------------------------------------------------------------
     Total Short-term Investments                                 32         46      (14)
- - -----------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                 (112)      (101)     (11)
  U.S. Government agencies and corporations                      205        306     (101)
  States and other political subdivisions                         49         53       (4)
  Other                                                           35         37       (2)
- - -----------------------------------------------------------------------------------------
     Total Securities                                            177        295     (118)
- - -----------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                        58         41       17
  Commercial                                                     213        205        8
  Consumer                                                       289        253       36
- - -----------------------------------------------------------------------------------------
     Total Loans                                                 560        499       61
- - -----------------------------------------------------------------------------------------

     Total Interest Income                                       769        840      (71)
- - -----------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                          31         43      (12)
  Savings                                                         47         13       34
  Time                                                           333         93      240
  Time deposits $100,000 and over                                129        123        6
- - -----------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                             540        272      268
- - -----------------------------------------------------------------------------------------

Borrowed funds                                                    14         19       (5)
Long-term debt                                                    39         54      (15)
- - -----------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                      53         73      (20)
- - -----------------------------------------------------------------------------------------

     Total Interest Expense                                      593        345      248
- - -----------------------------------------------------------------------------------------

         Net Interest Income (tax-equivalent basis)             $176       $495    ($319)
- - -----------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes volume and changes in rate to the "Total Change".

(2) Includes nonaccrual loans.

        The preceding table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

Noninterest Income

Major Components of Noninterest Income
- - --------------------------------------------------------------------------------

                                                                       For The Three Months Ended March 31,
                                                                                                 Change       Change
Amounts in Thousands (Except Percentages)                    1996              1995                $            %
- - --------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                          $392              $334             $   58           17%
Other service charges                                         128                71                 57           80
Net security gains                                             58                13                 45          346
Trust income                                                   29                37                 (8)         (22)
Safe deposit box income                                        19                21                 (2)         (10)
Other income                                                   84                45                 39           87
                                                            --------------------------------------------------------
        Total Noninterest Income                            $ 710             $ 521            $   189           36%
                                                            ========================================================


         For the quarter ended March 31, 1996, total noninterest income increased 36% to $189 thousand compared to the same quarter in 1995.

         Income from service charges on deposit accounts increased 17% to $392 thousand from $334 thousand in 1995. The majority of the increase resulted from higher service charge income on consumer transaction accounts due to increased volume and pricing changes and higher service charge income on commercial accounts due to a greater volume of item processing activity.

          Other service charge income increased 80% to $128 thousand in 1996 compared to $71 thousand in 1995. The increase reflects higher service charge income on loans fueled by an increase in loan modification fees as customers responded to lower interest rates and refinanced their debt, fees earned by originating mortgages for the secondary market and attendant activities which generate appraisal and insurance fee income. Also contributing to the increase was higher service charge income from increased automated teller machine usage.

         In the first quarter of 1996, Vista sold $16.0 million of securities compared to $9.5 million in the first quarter of 1995 resulting in net gains of $58 thousand in 1996 versus $13 thousand in 1995. During the first quarter of 1996 and 1995, lower yielding securities were sold with the proceeds reinvested into higher yielding mortgage-backed securities.

        Other income increased 87% to $84 thousand in 1996 compared to $45 thousand in 1995. Other income for the first quarter of 1996 included a gain of $62 thousand on the sale of $2.8 million of student loans to Sallie Mae in March 1996. The first quarter of 1995 included a gain totaling $31 thousand from the sale of a property classified as other real estate owned. Adjusting for these one time events, other income was $22 thousand for the first quarter of 1996 compared to $14 thousand for the first quarter of 1995.

Noninterest Expense

Major Components of Noninterest Expense
- - --------------------------------------------------------------------------------

                                                                   For The Three Months Ended March 31,
                                                                                                 Change       Change
Amounts in Thousands (Except Percentages)                    1996              1995                $            %
- - ---------------------------------------------------------------------------------------------------------------------
Salaries and benefits:
   Salary expense                                          $1,241            $1,158              $  83            7%
   Benefit expense                                            368               375                 (7)          (2)
                                                           --------------------------------------------------------
      Total salaries and benefits                           1,609             1,533                 76            5

Occupancy expense                                             284               243                 41           17
Furniture and equipment expense                               287               277                 10            4

Other expenses:
     FDIC insurance                                             1               204               (203)         (99)
     Regulatory exam assessments                               26                24                  2            8
     Marketing and advertising                                 98                90                  8            9
     Professional fees                                         67                45                 22           49
     Printing and stationery                                   90                54                 36           67
     Postage                                                   66                63                  3            5
     Fees on loan accounts                                     73                46                 27           59
     Correspondent bank charges                                12                 8                  4           50
     Intangible asset amortization                             47                22                 25          114
     Insurance                                                 26                24                  2            8
     Property expense on ORE                                   16                28                (12)         (43)
     All other                                                189               222                (33)         (15)
                                                           --------------------------------------------------------
      Total other expenses                                    711               830               (119)         (14)
                                                           --------------------------------------------------------
      Total Noninterest Expense                            $2,891            $2,883              $   8            -%
                                                           ========================================================

         Total noninterest expense for the first quarter of 1996 was largely unchanged from the first quarter of 1995 at $2.9 million. Total annualized noninterest expense expressed as a percentage of total average assets declined to 2.53% for the first quarter of 1996 from 2.84% in the first quarter of 1995. The improvement in this key benchmark underscores the strategy to leverage the existing cost structure and profitably grow assets at a pace that will exceed the incremental cost to manage and administer a larger organization and, in turn, generate higher levels of net income over the longer-term.

        The largest component of Vista's cost structure is salary and benefits expense which equaled $1.6 million for the first three months of 1996 compared to $1.5 million for the same period in 1995. Salary and benefit expense accounted for 56% and 53% of total noninterest expense for the same periods. When considered separately, salary expense increased 7%, or $83 thousand, in 1996 compared to 1995 due to higher staffing levels and normal salary adjustments.

         Despite the increase in staff, benefit expense for the first quarter of 1996 declined 2% over the same period last year due to a decrease in pension related expenses which offset increases in postretirement medical plan benefits, payroll taxes and other benefits.

         Occupancy expense increased 17% to $284 thousand in the first quarter of 1996 from $243 thousand in 1994 due to higher facilities maintenance costs, real estate taxes and utility costs. Contributing to the higher facilities maintenance and utility costs was the severe winter weather and the addition of the Washington Township branch banking facility in December 1995.

         Furniture and equipment expense increased 4% to $287 thousand in the first quarter of 1996 compared to 1995 due primarily to upgrades in technology.

         Other expenses decreased 14% to $711 thousand in the first quarter of 1996 from $830 thousand for the same period in 1995 due to significant reductions in the bank insurance premium assessments by the Federal Deposit Insurance Corporation (FDIC) and the reduction of property expense on other real estate owned. The FDIC reduced bank insurance fund premiums for highly-rated institutions to the annual statutory minimum of $2 thousand effective January 1, 1996. There is no guarantee that this rate will remain at this minimum level beyond 1996. Increases in core deposit amortization expense resulting from the core deposits acquired in December 1995, printing and stationery fees attributable primarily to new technology, fees on loan accounts and professional fees associated with benefit plan administration, offset these expense reductions.

Provision for Income Taxes

         Vista's provision for income taxes increased $112 thousand, or 22%, to $628 thousand for the first quarter of 1996 from $516 thousand in the first quarter of 1995. The primary reason for this increase was a higher level of pretax income. The effective tax rate declined to 34.9% in the first quarter 1996 from 35.7% in the first quarter of 1995 due to a higher level of tax exempt interest income in 1996 compared to 1995.

Financial Condition -  March 31, 1996 versus December 31, 1995


General

         At March 31, 1996, Vista's total consolidated assets equaled $460 million which represented an increase of approximately $3 million from $457 million at December 31, 1995. Funding the increase in assets was a $1 million increase in total deposits and $2 million in short-term overnight borrowings. Total deposits equaled $403 million at March 31, 1996, versus $402 million at December 31, 1995. Decreases in interest and noninterest-bearing demand and time deposits were offset by higher savings account balances during the quarter. At March 31, 1996, total shareholders' equity equaled $35 million versus $36 million at December 31, 1995. The decline was attributable to the increase in market interest rates during the first quarter of 1996 which depressed the value of the available for sale security portfolio and resulted in the $1.7 million adjustment to capital at quarter-end. Offsetting this adjustment was $1.1 million in added capital from earnings retention and stock plan participation.

Securities

         Vista classifies its entire investment securities portfolio as available for sale and records the portfolio at market value. At March 31, 1996 the fair market value of the portfolio approximated its amortized cost. The available for sale portfolio equaled $163 million at March 31, 1996 compared to $146 million at December 31, 1995. The portfolio activity during the first quarter included $45 million in purchases, $16 million in sales and $9 million of maturities. Vista had maintained higher than average short-term cash equivalents at December 31, 1995 and utilized these available funds during the first quarter of 1996 as market interest rates increased and provided an opportunity to improve the earning asset yields. The sales of securities were largely attributed to portfolio mix realignment and sales of pools of mortgage-backed securities that had amortized down to small outstanding balances.

Loans

         Total loans equaled $264 million at March 31, 1996, largely unchanged from December 31, 1995. Consumer loans increased $1 million or 2% during the first quarter of 1996. Growth in this sector was concentrated in indirect auto lending and was offset by the sale of a substantial portion of the student loan portfolio. Mortgage loans increased $682 thousand with the majority of the increase coming in adjustable-rate mortgage loans. Commercial loans decreased approximately $2 million or 2% during the first quarter of 1996 reflecting a payoff of a commercial demand loan.

         At March 31, 1996, residential mortgage loans accounted for 51% of the total loan portfolio followed by 25% in commercial and 24% in consumer loans. These concentrations are unchanged from December 31, 1995. Vista anticipates lowering its concentration of residential mortgage loans as it moves toward increased lending to small businesses and consumer installment loans.

        At March 31, 1996, Vista's loan to deposit ratio was 65.6% compared to 65.8% at December 31, 1995 and 64.5% at March 31, 1995.

Deposits

         Total deposits amounted to $403 million at March 31, 1996, reflecting an increase of $1 million compared to December 31, 1995. All of the net growth was seen in savings deposits. The increase in savings deposits resulted in part from the migration away from time deposits as customers opted to move into more liquid products and await more definite signs as to the direction of time deposit rates. Also contributing to the increase in the savings account category was a special savings promotion during the first quarter of 1996.

         During the first quarter of 1996, average time deposits, including those $100,000 and over, remained the largest component of Vista's total average interest-bearing deposits, increasing to 53% for the first quarter of 1996 from 52% in the same quarter of 1995. Demand accounts averaged 18% of total average interest-bearing deposits during the first quarter of 1996 and 1995. Savings accounts averaged 29% of total average interest-bearing deposits compared to 31% for the first quarter of 1995.

Borrowed Funds and Long-term Debt

         Total borrowed funds and long-term debt equaled $18 million at March 31, 1996, an increase of approximately $1 million compared to the $17 million outstanding at December 31, 1995.

         Total average interest-bearing liabilities funded 88% of total average interest-earning assets during the first quarter of 1996 compared to 90% for the same period in 1995.

Nonperforming Assets

         Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $5 million at March 31, 1996 and December 31, 1995, or 1.81% and 1.71% of total outstanding loans and ORE, respectively. The increase in this percentage at March 31, 1996 compared to December 31, 1995 was primarily due to an increase in nonaccrual commercial loans offset, in part, by a reduction in nonaccrual mortgages.

         ORE decreased to $374 thousand at March 31, 1996, compared to $489 thousand at December 31, 1995, due to the sale of several small ORE properties.

Allowance for Loan Losses and Related Provision

         The allowance for loan losses equaled $4 million at March 31, 1996 and December 31, 1995. The allowance equaled 1.48% of total loans at March 31, 1996, compared to 1.49% at December 31, 1995. Net charge-offs to the allowance during the first quarter of 1996 were $62 thousand.

         The provision for loan losses equaled $45 thousand for the first quarter of 1996 compared to $55 thousand in the first quarter of 1995. The provision for loan losses represented 52% of actual charge-offs recognized by Vista during the first quarter of 1996 compared to 108% for the same period in 1995. At March 31, 1996, the allowance for loan losses represented 89% of total nonaccrual loans as compared to 115% at December 31, 1995.

         In determining the adequacy of the allowance for loan losses, management reviews a loan analysis prepared by Vista's internal loan review officer, national and local economic indicators, loan collateral values and historical loss factors. The recognition of impaired loans and specific allowances that must be determined for such loans are also factored into Vista's determination of the allowance for loan losses. This information is reviewed on a quarterly basis with each subsidiary's Board of Directors. Management has determined Vista's allowance for loan losses to be adequate at March 31, 1996.

Liquidity

         Liquidity is a measure of Vista's ability to meet present and future financial obligations and commitments on a timely basis. Liquidity needs include sufficient cash flow to meet present and future loan commitments, deposit outflows and daily business operations. At the bank subsidiary level, liquidity is generally provided by deposit growth, maturities and sales of securities, periodic repayments of loans, borrowings and net income. Liquidity is provided to Vista in the form of monthly service fees paid by the bank subsidiaries, issuance of common stock through participation in the various stock plans of Vista and quarterly dividend payments from the bank subsidiaries.

         Vista's ability to meet its quarterly dividend payments is dependent to a large degree on the bank subsidiaries' ability to make dividend payments to Vista. Any restriction on the subsidiaries' ability to pay dividends could impair Vista's ability to make cash dividend payments to its shareholders.

         Liquidity is managed on a daily basis at both the parent company and subsidiary levels, enabling management to effectively monitor changes in liquidity and to react accordingly to market conditions. Management believes that liquidity is sufficient to meet present and future financial obligations and commitments on a timely basis.

        At March 31, 1996, cash and cash equivalents equaled $20 million which represented a decrease of $16 million from the $36 million in cash and cash equivalents on hand at December 31, 1995. Changes in cash are measured by changes in the three major classifications of cash flows known as operating, investing and financing activities. The $16 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $4 million, which were then used for investing activities of $20 million.

         At March 31, 1996, net cash provided by operating activities equaled $863 thousand which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $3 million and consisted of an increase in savings deposits, increased borrowed funds and proceeds from common stock issuance that were offset by decreases in time deposits, long-term debt and cash dividends paid.

         Cash flows of $25 million from maturities and sales of securities combined with $863 thousand and $3 million of net cash flows provided by operating and financing activities, respectively, and $16 million in cash and cash equivalents available at December 31, 1995 to fund $45 million in security purchases.

Capital Resources

         The capital adequacy of Vista is reviewed on an ongoing basis by management and the Board of Directors which considers regulatory guidelines, asset size, balance sheet composition and risk profile characteristics, including asset quality, interest rate risk and liquidity needs. An adequate capital base is important to support growth and expansion and to protect against unexpected losses that cannot be covered by current year earnings.

         Capital is generally provided to Vista in the form of retained net income after the payment of dividends and by the issuance of common stock to the public, and issuance of common stock through participation in the Employee Stock Purchase Plan, Board of Directors Stock Purchase Plan and the Dividend Reinvestment Plan.

         At March 31, 1996 total shareholders' equity decreased $618 thousand to $35 million, a decrease of 2% from the $36 million at December 31, 1995. This decrease was due to the $2 million decline in the net unrealized gain on securities AFS and dividends paid of $360 thousand which offset the $1 million in net income and $241 thousand in added capital raised through the various stock plans.

         Vista's dividend payout ratio equaled 31% for the quarter ended March 31, 1996 compared to 29% for same period in 1995. Vista paid cash dividends totaling $360 thousand during the first quarter of 1996, an increase of $87 thousand or 32% over the $273 thousand paid during the first quarter of 1995. The increase in cash dividends is attributed to the increased number of shares outstanding and an increase in the quarterly dividend to 9 cents per share in the first quarter of 1996 from 8 cents per share in the first quarter of 1995. Vista's book value per share at March 31, 1996, was equal to $8.77 compared to $8.96 at December 31, 1995.

        Vista maintained a Tier I risk-based capital ratio of 12.80% and a total risk-based capital ratio of 14.70% at March 31, 1996, compared to 12.75% and 14.68%, respectively, at December 31, 1995. Both of these key capital ratios reflect the relative quality of Vista's on-balance sheet and off-balance sheet composition based on the regulatory minimum ratios.

         Vista maintained a leverage capital ratio of 7.15% at March 31, 1996, and 7.41% at December 31, 1995. The decrease in Vista's leverage ratio can be attributed to the growth in total average assets outpacing the growth in Tier I leverage capital in the first quarter of 1996.

         Vista may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of condition. The contract or notional amounts of these instruments reflect the extent of involvement Vista has in particular classes of financial instruments. Vista uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         Vista was committed to advance $24 million to its borrowers at March 31, 1996 and December 31, 1995. Standby letters of credit contracts with its customers totaled $1 million as of March 31, 1996 and December 31, 1995.

         Vista does not issue nor hold derivative instruments. However, Vista does issue loan commitments and letters of credit. These instruments are issued in the normal ordinary course of business to meet customer needs. Commitments to fund fixed-rate loans were immaterial at March 31, 1996 and December 31, 1995. Variable rate commitments are generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Vista management expects that off-balance sheet risk will not be material to Vista's results of operations or financial condition.

Part II    Other Information

Item 1.    Legal Proceedings                               Not Applicable

Item 2.    Changes in Securities                           Not Applicable

Item 3.    Defaults Upon Senior Securities                 Not Applicable

Item 4.    Submission of Matters to a Vote of
               Security Holders                            Not Applicable

Item 5.    Other Information                               Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K:

                   Exhibit Number                       Description of Exhibit
                   --------------                       ----------------------
                            2                         Not Applicable
                            3(i)                      Articles of Incorporation
                            3(ii)                     By-laws
                            4                         Not Applicable
                           10                         Not Applicable
                           11                         Not Applicable
                           15                         Not Applicable
                           18                         Not Applicable
                           19                         Not Applicable
                           22                         Not Applicable
                           23                         Not Applicable
                           24                         Not Applicable
                           27                         Financial Data Schedules
                           99                         Not Applicable

               (b) Reports on Form 8-K

                   The registrant has filed no reports on Form 8-K for the quarterly period ended March 31, 1996.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Vista Bancorp, Inc.
    ---------------------------
            (Registrant)

Dated:  May 14, 1996

                                       By /s/ William F. Keefe
                                          -----------------------------------
                                             William F. Keefe
                                           Executive Vice President and
                                           and Chief Financial Officer

                                                (Mr. Keefe is the Principal
                                                Accounting Officer and has
                                                been duly authorized to sign
                                                on behalf of the registrant.)

                               INDEX TO EXHIBITS

Item Number           Description                                   Page
- - -----------           -----------                                   ----

      3(i)            Articles of Incorporation  . . . . .          27

      3(ii)           By-laws . . . . . . . . . . . . . .           35

     27               Financial Data Schedules  . . . . .           45