Form 10-Q
period 1996-06-30
VISTA BANCORP INC
filed 1996-08-13
CIK 831979

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              ------------------------------------------------
                                      OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

For the transition period from _____________________ to ______________________

Commission file number                    0-21264
                      --------------------------------------------------------

                              VISTA BANCORP, INC.
- ------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             New Jersey                                       22-2870972
- ------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey       08865
- ------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

                                (908) 859-9500
- ------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

- ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes          No
                                                  -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996, there were 4,040,641 shares of $.50 par value Common Stock outstanding.

                             VISTA BANCORP, INC.
                                  Form 10-Q

                      For the period ended June 30, 1996

                                    Index
                                                                          PAGE
Part I     Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheets - June 30, 1996
             and December 31, 1995                                           3

           Consolidated Statements of Income - Three Months
             Ended June 30, 1996 and 1995 and Six Months
             Ended June 30, 1996 and 1995                                    4

           Consolidated Statements of Changes in Shareholders' Equity -
             Six Months Ended June 30, 1996 and
             The Year Ended December 31, 1995                                5

           Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 1996 and 1995                                    6

           Notes to Consolidated Financial Statements                        7


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    12


Part II    Other Information

Item 1.    Legal Proceedings                                                26

Item 2.    Changes in Securities                                            26

Item 3.    Defaults Upon Senior Securities                                  26

Item 4.    Submission of Matters to a Vote of Security Holders              26

Item 5.    Other Information                                                26

Item 6.    Exhibits and Reports on Form 8-K                                 26

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

                          CONSOLIDATED BALANCE SHEETS
            Amounts in Thousands (Except Per Share and Share Data)

                                                                                             June 30,      December 31,
                                                                                               1996            1995
                                                                                           ----------------------------
Assets

Cash and cash equivalents:
  Cash and due from banks                                                                      $15,994         $18,823
  Federal funds sold and securities purchased under agreements to resell                         3,712          10,980
  Short-term investments                                                                         1,677           6,345
- -----------------------------------------------------------------------------------------------------------------------
        Total Cash and Cash Equivalents                                                         21,383          36,148
- -----------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $163,163 and $143,563 in 1996 and 1995,
  respectively)                                                                                161,500         145,867
- -----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
  Mortgage                                                                                     137,655         134,471
  Commercial                                                                                    69,716          67,311
  Consumer                                                                                      70,470          62,500
- -----------------------------------------------------------------------------------------------------------------------
        Total Loans                                                                            277,841         264,282
  Allowance for loan losses                                                                     (3,850)         (3,932)
- -----------------------------------------------------------------------------------------------------------------------
        Total Net Loans                                                                        273,991         260,350
- -----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                           5,857           5,903
Accrued interest receivable                                                                      4,336           3,779
Other assets                                                                                     4,068           5,193
- -----------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                     $471,135        $457,240
- -----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
  Demand:
    Noninterest-bearing                                                                        $40,015         $40,215
    Interest-bearing                                                                            61,099          64,044
  Savings                                                                                      110,864         104,749
  Time                                                                                         203,786         192,555
- -----------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                         415,764         401,563
- -----------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                  12,678          12,141
Long-term debt                                                                                   4,615           4,725
Accrued interest payable                                                                           998           1,023
Other liabilities                                                                                1,779           1,943
- -----------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                                      435,834         421,395
- -----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
    4,041,270 and 3,999,344 at June 30, 1996 and December 31, 1995, respectively                 2,021           2,000
  Paid-in capital                                                                               12,549          12,064
  Retained earnings                                                                             21,836          20,268
  Treasury stock (780 shares)                                                                       (7)             (7)
  Net unrealized gain (loss) on securities available for sale                                   (1,098)          1,520
- -----------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                              35,301          35,845
- -----------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                                       $471,135        $457,240
- -----------------------------------------------------------------------------------------------------------------------

           The accompanying notes to consolidated financial statements are an integral part of these statements.


Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
            Amounts in Thousands (Except Per Share and Share Data)

                                                             Three Months Ended June 30,   Six Months Ended June 30,
                                                                 1996            1995          1996            1995
                                                             ----------------------------  ----------------------------
Interest Income:
  Interest and fees on loans                                      $5,601          $5,209       $11,055         $10,107
  Interest on federal funds sold and securities purchased
    under agreements to resell                                       146             140           290             259
  Interest on short-term investments                                  16              19            90              86
  Interest on securities:
    Taxable                                                        2,375           2,235         4,675           4,406
    Nontaxable                                                       151              98           289             197
- -----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                        8,289           7,701        16,399          15,055
- -----------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                             3,862           3,623         7,729           6,950
  Interest on borrowed funds                                         122             111           253             228
  Interest on long-term debt                                          83              49           169              96
- -----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                       4,067           3,783         8,151           7,274
- -----------------------------------------------------------------------------------------------------------------------
        Net Interest Income                                        4,222           3,918         8,248           7,781

Provision for Loan Losses                                             45              45            90             100
- -----------------------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses        4,177           3,873         8,158           7,681
- -----------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts                                383             348           775             682
  Other service charges                                              147              80           275             151
  Net security gains (losses)                                        (43)           (131)           15            (118)
  Other income                                                        70              72           202             175
- -----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                       557             369         1,267             890
- -----------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                            1,664           1,478         3,273           3,011
  Occupancy expense                                                  260             234           544             477
  Furniture and equipment expense                                    295             265           582             542
  Other expense                                                      836             848         1,547           1,678
- -----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                    3,055           2,825         5,946           5,708
- -----------------------------------------------------------------------------------------------------------------------
        Income Before Provision for Income Taxes                   1,679           1,417         3,479           2,863

Provision for Income Taxes                                           561             491         1,189           1,007

- -----------------------------------------------------------------------------------------------------------------------
            Net Income                                            $1,118            $926        $2,290          $1,856
- -----------------------------------------------------------------------------------------------------------------------

            Earnings per Share                                     $0.28           $0.27         $0.57           $0.54
- -----------------------------------------------------------------------------------------------------------------------

            Weighted Average Number of Common Shares
             Outstanding                                       4,024,283       3,449,437     4,014,122       3,438,511
- -----------------------------------------------------------------------------------------------------------------------

       The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

                          CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
            Amounts in Thousands (Except Per Share and Share Data)


                   For The Year Ended December 31, 1995 and
                    For The Six Months Ended June 30, 1996

                                                                                                    Net Unrealized
                                                                                                    Gain (Loss) on
                                                                                                      Securities       Total
                                              Shares       Common    Paid-in  Retained    Treasury     Available    Shareholders'
                                              Issued       Stock     Capital  Earnings     Stock       for Sale        Equity
                                           -------------------------------------------------------------------------------------
Balance, December 31, 1994                    3,423,061    $1,712     $6,247   $17,350        ($7)      ($730)        $24,572

  Net income - 1995                                   -         -          -     4,093          -           -           4,093

  Cash dividends - $.34 per share                     -         -          -    (1,175)         -           -          (1,175)

  Net proceeds from
    issuance of common stock                    576,283       288      5,808         -          -           -           6,096

  Deferred compensation                               -         -          9         -          -           -               9

  Net unrealized appreciation in the
    market value of securities available
    for sale, net of income taxes                     -         -          -         -          -       2,250           2,250

- ------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                    3,999,344     2,000     12,064    20,268         (7)      1,520          35,845

  Net income - 1996                                   -         -          -     2,290          -           -           2,290

  Cash dividends - $.18 per share                     -         -          -      (722)         -           -            (722)

  Net proceeds from
    issuance of common stock                     41,926        21        471         -          -           -             492

  Deferred compensation                               -         -         14         -          -           -              14

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                     -         -          -         -          -      (2,618)         (2,618)

- ------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                        4,041,270    $2,021    $12,549   $21,836        ($7)    ($1,098)        $35,301
- ------------------------------------------------------------------------------------------------------------------------------



           The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Amounts in Thousands

                                                                               Six Months Ended June 30,
                                                                                 1996          1995
                                                                             --------------------------
Cash Flows From Operating Activites:
  Net Income                                                                      $2,290        $1,856
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   439           376
     Provision for loan losses                                                        90           100
     Increase in deferred income                                                      52            22
     Increase in accrued interest receivable                                        (557)         (216)
     (Decrease) increase in accrued interest payable                                 (25)          106
     Decrease in other assets                                                      2,393            12
     (Decrease) increase in other liabilities                                       (164)           33
     Net amortization of premium on securities                                       330           206
     Net security (gains) losses                                                     (15)          118
- -------------------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                                 4,833         2,613
- -------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of securities available for sale                       16,552         5,134
  Proceeds from sales of securities available for sale                            27,613        18,860
  Purchases of securities available for sale                                     (64,080)       (9,564)
  Proceeds from maturities of securities held to maturity                              -         6,915
  Purchases of securities held to maturity                                             -       (18,979)
  Net increase in loans                                                          (13,783)      (13,606)
  Net capital expenditures                                                          (298)         (536)
- -------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                  (33,996)      (11,776)
- -------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in demand and savings deposits                           2,970        (9,114)
  Net increase in time deposits                                                   11,231        15,614
  Net increase in borrowed funds                                                     537         3,367
  Net (decrease) increase in long-term debt                                         (110)        2,930
  Net proceeds from issuance of common stock                                         492           413
  Cash dividends paid                                                               (722)         (549)
- -------------------------------------------------------------------------------------------------------
         Net Cash Provided By Financing Activities                                14,398        12,661
- -------------------------------------------------------------------------------------------------------

         Net (Decrease) Increase in Cash and Cash Equivalents                    (14,765)        3,498
         Cash and Cash Equivalents, Beginning of Period                           36,148        26,091
- -------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                $21,383       $29,589
- -------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                   $8,176        $7,168
  Income taxes paid                                                                1,272         1,089

Supplemental Disclosures of Investing and Financing Activities:
  Transfers from loans to other real estate owned                                    467           100
  Net unrealized (loss) gain in the fair value of securities available for sale   (3,967)        1,337
  Increase (decrease) in deferred tax asset related to net unrealized
    (loss) gain in the fair value of securities available for sale                 1,349          (465)
  Net unrealized (loss) gain in the fair value of securities available for sale,
    net of income taxes                                                           (2,618)          872
  Deferred compensation                                                               14             5

 The accompanying notes to consolidated financial statements are an integral part of these statements.


Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Notes to Consolidated Financial Statements


Note 1.  Basis of Presentation

         The accompanying consolidated financial statements of Vista Bancorp, Inc. and its subsidiaries (Vista) reflected all adjustments and disclosures which were, in the opinion of management, necessary for a fair presentation of interim results. The financial information was prepared in accordance with Vista's customary accounting practices and was not audited.

         Certain information and footnote disclosures required under generally accepted accounting principles were condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principals required management to make certain estimates and assumptions that affected the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1995.

         Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


Note 2.  Securities

         Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," was adopted on January 1, 1994 and required Vista to classify its securities according to three categories. Debt and equity securities that Vista had the positive intent and ability to hold to maturity were classified as held to maturity (HTM) and reported at amortized cost. Debt and equity securities that were bought and held principally to be sold in the near term were classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Vista did not (currently does not) employ this strategy. Debt and equity securities that did not fall into either of these categories were classified as available for sale (AFS) and reported at fair value, with unrealized gains and losses shown as a separate component of shareholders' equity on an after-tax basis.

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

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Notes to Consolidated Financial Statements - (Continued)


Note 2.  Securities (Continued)

         Gains or losses were recognized and shown separately in the statements of income on realization or when values were deemed to have been other than temporarily impaired. Recognition of these gains or losses was based on the specific identification method. Proceeds from the sales of securities AFS during the first six months of 1996 and 1995 were $27.6 million and $18.9 million, respectively. Gross realized gains of $165 thousand and gross realized losses of $150 thousand were recognized on the sales of securities AFS during the first six months of 1996. For the first six months of 1995 gross realized gains of $17 thousand and gross realized losses of $135 thousand were recognized on the sales of securities AFS.

         The amortized cost, estimated market value and contractual maturity information for securities AFS at June 30, 1996 and December 31, 1995, are disclosed on the following page. Securities not due at a single maturity date, such as mortgage-backed securities, are disclosed separately rather than allocated over several maturity categories.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Notes to Consolidated Financial Statements - (Continued)


  Note 2.  Securities (Continued)

  Securities Available for Sale                                           June 30, 1996
  ---------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross       Estimated
                                                      Amortized     Unrealized    Unrealized      Market
  Amounts in Thousands                                   Cost         Gains         Losses        Value
  ---------------------------------------------------------------------------------------------------------
  U.S. Treasury securities                               $27,598           $24         ($345)      $27,277
  U.S. Government agencies and corporations               12,112            18          (188)       11,942
  State and political subdivisions                        14,318            17          (170)       14,165
  Corporate debt securities                               12,738            97           (89)       12,746
  Mortgage-backed securities                              93,810           663        (1,690)       92,783
  Equity securities                                        2,587             -             -         2,587
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $163,163          $819       ($2,482)     $161,500
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
  ---------------------------------------------------------------------------------------------------------



                                                  Securities Available for Sale  Securities Available for Sale
                                                          June 30, 1996               December 31, 1995
  ---------------------------------------------------------------------------------------------------------
                                                                    Estimated                   Estimated
                                                      Amortized       Market      Amortized       Market
  Amounts in Thousands                                   Cost         Value          Cost         Value
  ---------------------------------------------------------------------------------------------------------
  Maturing within one year                               $15,228       $15,254       $26,045       $26,149
  Maturing after one year but within five years           41,850        41,480        35,546        36,205
  Maturing after five years but within ten years           9,688         9,396         5,878         5,952
  Maturing after ten years                                     -             -           673           681
  No Maturity                                              2,587         2,587         2,231         2,231
  Mortgage-backed securities                              93,810        92,783        73,190        74,649
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $163,163      $161,500      $143,563      $145,867

  ---------------------------------------------------------------------------------------------------------

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Notes to Consolidated Financial Statements - (Continued)


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

         At June 30, 1996, the total impaired loans recognized in accordance with SFAS No. 114 and SFAS No. 118 were $3.1 million, of which $1.8 million were valued based upon discounted cash flows and $1.3 million using the fair value of collateral. Based on these methods, $663 thousand of the $3.9 million allowance for loan losses was allocated against the $3.1 million of impaired loans. The remaining allowance for loan losses, totalling $3.2 million at June 30, 1996, was available to absorb losses in Vista's entire credit portfolio. Vista's total average impaired loans during the quarter and the year-to-date period ended June 30, 1996 was approximately the same as the balance at June 30, 1996. Interest income recorded on total impaired loans during the first six months of 1996 was immaterial.


Note 4.  Recently Issued Accounting Standards

         In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expected to hold and use should be based on the fair value of the asset.

         This statement became effective and was adopted by Vista on January 1, 1996. Adoption of this statement had no material impact on Vista's financial position or its results of operations during the first six months of 1996.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Notes to Consolidated Financial Statements - (Continued)


Note 4.  Recently Issued Accounting Standards - (Continued)

         In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires the recognition of separate assets relating to the rights to service mortgage loans for others based on their fair value if it is practicable to estimate the value. This statement applies prospectively to transactions entered into in 1996, therefore, there is no cumulative effect upon adoption of this statement.

         This statement became effective and was adopted by Vista on January 1, 1996. This statement had no effect on the financial position or results of operations during the first six months of 1996 since Vista did not engage in any activities covered by the provisions of this statement during this time period.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and Vista's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). FASB encourages entities to adopt the fair-value-based method but does not require adoption of this method.

         This statement became effective on January 1, 1996. Vista elected to continue its current accounting policy.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

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

         On December 1, 1995, PNB acquired the Washington Township, Warren County, New Jersey, branch of Summit Bank with its principal offices located in Chatham, New Jersey. The acquisition involved the branch facility and $14 million in deposits. The purchase price for the branch facility and deposit premium paid totaled approximately $1 million.

         On May 21, 1996, PNB entered an agreement to acquire the Flemington, Hunterdon County, New Jersey branch facility of Summit Bank (formerly United Jersey Bank). The proposed acquisition involves the purchase of the building and equipment and the assumption of the land lease, for the purpose of operating a full-service branch banking office at this location. No deposits will be purchased as part of this transaction. Closing is expected during the third quarter and the branch is scheduled to open in the fourth quarter of 1996.


Results of Operations for the three and six month periods ended June 30, 1996 and June 30, 1995

         Vista's net income equaled $1.1 million for the second quarter of 1996, an increase of $192 thousand, or 21%, over net income of $926 thousand earned in the second quarter of 1995. Earnings per share equaled $.28 in the second quarter of 1996 compared to $.27 for the same period in 1995, despite a 17% increase in the average number of common shares outstanding attributable to the stock offering and participation in various Vista stock plans.

         The increase in net income for the quarter was primarily the result of growth in net interest income of $304 thousand and noninterest income, excluding net security losses, of $100 thousand and lower net losses on the sales of securities of $88 thousand. These earnings improvements were offset by a $230 thousand increase in noninterest expenses and a $70 thousand increase in the provision for income taxes resulting from higher pre-tax earnings.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

        Vista's net income for the first six months of 1996 equaled $2.3 million, or $.57 per share, representing an increase of $434 thousand, or 23%, over the $1.9 million, or $.54 per share, earned in the first six months of 1995. Growth in net income was attributable to a $467 thousand increase in net interest income, a $244 thousand increase in noninterest income, excluding net security gains, and a $10 thousand lower provision for loan losses. In addition, net securities gains of $15 thousand were realized in 1996 compared to net security losses of $118 thousand realized in 1995. These earnings improvements were offset by a $238 thousand increase in noninterest expenses and a $182 thousand increase in the provision for income taxes. Noninterest expenses were favorably impacted by a $406 thousand and $203 thousand reduction in bank insurance premium assessments by the Federal Deposit Insurance Corporation (FDIC) on a year-over-year and quarter-over-quarter basis, respectively.

         Return on average shareholders' equity (ROE) equaled 12.54%, and return on average assets (ROA) equaled .96% for the second quarter of 1996 compared to ROE of 14.04% and ROA of .89% for the same period of 1995. ROE for the first six months of 1996 was 12.74% compared to 14.49% for the comparable period in 1995 while ROA equaled .99% and .90%, respectively. ROE declined on a quarter-over-quarter and year-over-year basis as the growth in average shareholders' equity, resulting primarily from the added capital raised through the stock offering and participation in various Vista stock plans and the tax-effected SFAS No. 115 adjustment, outpaced the growth in annualized net income. ROA improved over the prior year as the increase in annualized net income outpaced the growth in total average assets.


Net Interest Income

         Net interest income for the second quarter of 1996 increased $304 thousand, or 8%, to $4.2 million, compared to $3.9 million for the second quarter of 1995. The quarterly increase was due primarily to a higher volume of average interest-earning assets. The net interest spread on a tax-equivalent basis declined 19 basis points to 3.36% compared to the prior year quarter of 3.55%. The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets declined to 3.87% for the second quarter of 1996 from 4.00% in the second quarter of 1995 as growth in interest-earning assets outpaced the growth in net interest income due primarily to lower yields on interest-earning assets. However, the net interest margin increased 10 basis points compared to the net interest margin of 3.77% recorded in the first quarter of 1996.

         For the first six months of 1996, net interest income increased $467 thousand, or 6%, to $8.2 million from $7.8 million for the same period last year. The year-over-year net interest spread declined 30 basis points to 3.30% from 3.60% while the margin declined 20 basis points to 3.82% from 4.02%. The decline in the net interest spread and margin on a year-over-year basis was due to the growth in interest-earning assets outpacing the growth in net interest income as a result of lower yields on interest-earning assets and a higher cost of funds.

         It should be noted that the net interest margin is not a managed target. Vista's goal is to continue increasing net interest income.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

        Interest income on a tax-equivalent basis amounted to $16.5 million for the first six months of 1996, an increase of $1.4 million, or 9%, compared to $15.1 million in interest income earned for the same period in 1995. The increase in interest income was largely due to higher average volumes in all categories of interest-earning assets which increased interest income by $1.8 million but were offset in part by lower yields which reduced interest income by $376 thousand. The average yield on interest-earning assets declined 20 basis points to 7.54% for the first six months of 1996 compared to 7.74% for the comparable period in 1995.

         Interest expense amounted to $8.2 million for the first six months of 1996, an increase of $877 thousand, or 12%, compared to the same period in 1995. The increase in interest expense was primarily due to higher volumes of average interest-bearing liabilities which increased interest expense by $747 thousand and higher rates paid for deposits which increased interest expense by $130 thousand. The average cost of funds on interest-bearing liabilities was 4.24% for the first six months of 1996, an increase of 10 basis points from 4.14% for the first six months of 1995.

         The following table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended June 30, 1996 and 1995, are also reflected.

Vista Bancorp, Inc. and Subsidiaries
- --------------------------------------------

Consolidated Average Balances, Net Interest Income and Average Rates                     Six Months Ended June 30,
(Tax-equivalent Basis)
                                                                                  1996                              1995
                                                                     -----------------------------     -----------------------------
                                                                       Average            Average        Average            Average
Amounts in Thousands (Except Percentages)                             Balances   Interest  Rates        Balances   Interest  Rates
                                                                         (1)       (2)      (3)            (1)       (2)      (3)
                                                                     -----------------------------     -----------------------------
Assets
Federal funds sold and securities purchased
  under agreements to resell                                            $10,913     $290     5.34%         $8,715     $259     5.99%
Short-term investments                                                    3,405       90     5.32%          2,995       86     5.79%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                        14,318      380     5.34%         11,710      345     5.94%
- ------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                          26,558      780     5.91%         30,852      954     6.24%
  U.S. Government agencies and corporations                             101,484    3,349     6.64%         82,186    2,922     7.17%
  States and other political subdivisions                                13,293      392     5.93%          8,883      271     6.15%
  Other                                                                  16,468      546     6.67%         15,482      530     6.90%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                                   157,803    5,067     6.46%        137,403    4,677     6.86%
- ------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (4)
  Mortgage                                                              135,635    5,144     7.63%        132,343    5,012     7.64%
  Commercial                                                             67,037    3,111     9.33%         58,766    2,797     9.60%
  Consumer                                                               65,357    2,805     8.63%         54,036    2,299     8.58%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                        268,029   11,060     8.30%        245,145   10,108     8.31%
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                                 440,150   16,507     7.54%        394,258   15,130     7.74%
- ------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                  15,049                            12,561
Allowance for loan losses                                                (3,937)                           (3,982)
Other assets                                                             13,133                            11,842
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                               24,245                            20,421
- ------------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                            $464,395                          $414,679
- ------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                                $66,530     $782     2.36%        $59,722     $765     2.58%
  Savings                                                               108,075    1,675     3.12%        102,402    1,535     3.02%
  Time                                                                  167,903    4,511     5.40%        162,856    4,166     5.16%
  Time deposits $100,000 and over                                        28,051      761     5.46%         17,085      484     5.71%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                    370,559    7,729     4.19%        342,065    6,950     4.10%
- ------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                         11,679      253     4.36%          9,924      228     4.63%
  Long-term debt                                                          4,696      169     7.24%          1,900       96    10.19%
- ------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                             16,375      422     5.18%         11,824      324     5.53%
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                            386,934    8,151     4.24%        353,889    7,274     4.14%

- ------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                                      37,885                            31,797
Other liabilities                                                         3,434                             3,165
- ------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                          41,319                            34,962
- ------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                                     36,142                            25,828
- ------------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity              $464,395                          $414,679
- ------------------------------------------------------------------------------------------------------------------------------------

Net Interest Income/Spread (tax-equivalent basis)                                 $8,356     3.30%                  $7,856     3.60%
- ------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                     (108)                              (75)
- ------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                             $8,248                            $7,781
- ------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                    3.82%                             4.02%
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

Vista Bancorp, Inc. and Subsidiaries
- --------------------------------------------


Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                              Six Months Ended June 30,
                                                                    1996 vs. 1995
                                                          -------------------------------
                                                                      Increase (Decrease)
                                                                       Due to Changes in
                                                                     --------------------
Amounts in Thousands                                        Total     Average   Average
                                                          Change(1)    Volume    Rate
                                                          -------------------------------
Interest Income
Federal funds sold and securities purchased
  under agreements to resell                                  $31        $61     ($30)
Short-term investments                                          4         11       (7)
- --------------------------------------------------------------------------------------
     Total Short-term Investments                              35         72      (37)
- --------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                              (174)      (128)     (46)
  U.S. Government agencies and corporations                   427        649     (222)
  States and other political subdivisions                     121        130       (9)
  Other                                                        16         33      (17)
- --------------------------------------------------------------------------------------
     Total Securities                                         390        684     (294)
- --------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                    132        125        7
  Commercial                                                  314        386      (72)
  Consumer                                                    506        486       20
- --------------------------------------------------------------------------------------
     Total Loans                                              952        997      (45)
- --------------------------------------------------------------------------------------

     Total Interest Income                                  1,377      1,753     (376)
- --------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                       17         83      (66)
  Savings                                                     140         87       53
  Time                                                        345        131      214
  Time deposits $100,000 and over                             277        299      (22)
- --------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                          779        600      179
- --------------------------------------------------------------------------------------

Borrowed funds                                                 25         39      (14)
Long-term debt                                                 73        108      (35)
- --------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                   98        147      (49)
- --------------------------------------------------------------------------------------

     Total Interest Expense                                   877        747      130
- --------------------------------------------------------------------------------------

         Net Interest Income (tax-equivalent basis)          $500     $1,006    ($506)
- --------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes volume and changes in rate to the "Total
      Change".
(2)   Includes nonaccrual loans.


Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

        The preceding table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.


Noninterest Income

Major Components of Noninterest Income

                                                                         For The Six Months Ended June 30,
                                                                                                 Change       Change
Amounts in Thousands (Except Percentages)                    1996              1995                $            %
- ---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                          $775             $682              $   93          14%
Other service charges                                         275              151                 124          82
Net security gains (losses)                                    15             (118)                133         N/A
Trust income                                                   76               66                  10          15
Safe deposit box income                                        40               40                   -           -
Other income                                                   86               69                  17          25
                                                          -----------------------------------------------------------
        Total Noninterest Income                          $ 1,267            $ 890             $   377          42%
                                                          ===========================================================

         For the six months ended June 30, 1996, total noninterest income increased $377 thousand, or 42% compared to the same period in 1995. Excluding net security gains and losses from both periods, noninterest income from core banking operations increased $244 thousand, or 24%, on a year-over-year basis due primarily to increases in deposit and other service charges. Total annualized noninterest income, excluding security transactions, expressed as a percentage of total average assets was .54% for the first six months of 1996 compared to .49% in the same period of 1995.

         Income from service charges on deposit accounts increased 14%, to $775 thousand, from $682 thousand in 1995. The majority of the increase resulted from higher service charge income on consumer transaction accounts due to increased volume and pricing changes and higher service charge income on commercial accounts due to a greater volume of item processing activity.

          Other service charge income increased 82%, to $275 thousand, in 1996 compared to $151 thousand in 1995. The majority of the increase resulted from $59 thousand in higher service charge income on loans fueled by $37 thousand in fees earned from originating residential mortgages for the secondary market, $16 thousand in loan modification fees on residential mortgages as customers responded to lower interest rates in the first quarter of 1996 and refinanced their debt, and attendant activities which generated additional appraisal and insurance fee income. Also contributing to the increase was $16 thousand in higher service charge income from increased automated teller machine usage.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------


         In the first six months of 1996, Vista sold $28 million of securities compared to $19 million in the first six months of 1995 resulting in net gains of $15 thousand in 1996 versus $118 thousand of net losses in 1995. The security gains during 1996 were consummated for various asset liability management reasons including portfolio reallocation, sale of MBS pools that had paid down significantly and sale of securities to reinvest proceeds into higher yielding securities. The net effect of the sales is expected to have a nominal effect on the investment security yield. The security sales during 1995 were consummated with the intention of reinvesting the proceeds into higher yielding MBS pools.

         Other income increased 25% to $86 thousand in 1996 compared to $69 thousand in 1995. Other income for the first six months of 1996 included a gain of $62 thousand on the sale of $2.8 million of student loans to Sallie Mae in March 1996. The first half of 1995 included a $31 thousand gain from the sale of a property classified as other real estate owned.

         For the quarter ended June 30, 1996, total noninterest income increased $188 thousand, or 51%, to $557 thousand compared to the second quarter of 1995. Excluding net security transactions in both periods, noninterest income from core banking operations increased $100 thousand, or 20%, versus the second quarter of 1995 due primarily to increases in deposit and other service charges. Total annualized noninterest income, excluding security transactions, expressed as a percentage of average total assets was
 .51% for the second quarter of 1996 compared to .48% for the same period of 1995.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------


Noninterest Expense

Major Components of Noninterest Expense

                                                                          For The Six Months Ended June 30,
                                                                                                 Change     Change
Amounts in Thousands (Except Percentages)                    1996              1995                $          %
                                                          -----------------------------------------------------------
Salaries and benefits:
   Salary expense                                          $2,522            $2,324              $ 198          9%
   Benefit expense                                            751               687                 64          9
                                                          -----------------------------------------------------------
      Total salaries and benefits                           3,273             3,011                262          9

Occupancy expense                                             544               477                 67         14
Furniture and equipment expense                               582               542                 40          7

Other expenses:
     FDIC insurance                                             2               408               (406)      (100)
     Regulatory exam assessments                               52                47                  5         11
     Marketing and advertising                                253               221                 32         14
     Professional fees                                        147                95                 52         55
     Printing and stationery                                  155               107                 48         45
     Postage                                                  124               112                 12         11
     Fees on loan accounts                                    171               109                 62         57
     Correspondent bank charges                                29                14                 15        107
     Intangible asset amortization                             95                43                 52        121
     Insurance                                                 49                45                  4          9
     Property expense on ORE                                   41                44                 (3)        (7)
     All other                                                429               433                 (4)        (1)
                                                          -----------------------------------------------------------
      Total other expenses                                  1,547             1,678               (131)        (8)
                                                          -----------------------------------------------------------
      Total Noninterest Expense                            $5,946            $5,708              $ 238          4%
                                                          ===========================================================

         For the six months ended June 30, 1996, total noninterest expense increased $238 thousand, or 4%, to $5.9 million compared to $5.7 million for the first six months of 1995. Total annualized noninterest expense expressed as a percentage of total average assets equaled 2.57% for the first half of 1996 compared to 2.78% for the first half of 1995. The improvement in this key benchmark underscored the strategy Vista employed to leverage the existing cost structure and profitably grow assets at a pace that exceeded the incremental cost to manage and administer a larger organization and, in turn, generated higher levels of net income. Although Vista plans to continue this strategy, total noninterest expenses are expected to increase to support asset growth through market expansion.

         The largest component of Vista's cost structure was salary and benefits expense which equaled $3.3 million for the first six months of 1996 compared to $3.0 million for the same period in 1995. Salary and benefit expense accounted for 55% and 53% of total noninterest expense for the same periods. When considered separately, salary expense increased 9%, or $198 thousand, in 1996 compared to 1995 due to higher staffing levels and normal salary adjustments.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

         Benefit expense increased 9%, or $64 thousand, in the first six months of 1996 compared to the same period in 1995 due in large part to a $54 thousand non-recurring rebate of health insurance premiums in the second quarter of 1995. Excluding this rebate, benefit expense for the first six months of 1996 would have increased 1%, or $10 thousand, over the same period in 1995. Containment of benefit expense through the first six months of 1996 compared to the first six months of 1995 resulted from a decrease in pension expense which offset, in part, increases in postretirement medical plan benefits, payroll taxes and other benefits resulting from increased staff.

         Occupancy expense increased 14% to $544 thousand in the first six months of 1996 from $477 thousand in 1995 due to higher facilities maintenance costs, real estate taxes and utility costs. Contributing to the higher facilities maintenance and utility costs was the severe winter weather and the addition of the Washington Township branch banking facility in December 1995.

         Furniture and equipment expense increased 7% to $582 thousand in the first half of 1996 compared to 1995 due primarily to upgrades in technology and expenses related to the addition of the Washington Township branch.

         Other expenses decreased $131 thousand, or 8%, to $1.5 million in the first six months of 1996 from $1.7 million for the same period in 1995 due to a significant reduction in the bank insurance premium assessments by the FDIC. The FDIC reduced bank insurance fund premiums for highly-rated institutions to the annual statutory minimum of $2 thousand effective January 1, 1996. (There is no guarantee that this rate will remain at this minimum level beyond 1996.) This reduction was offset, in part, by increases in fees on loan accounts, core deposit amortization expense and professional fees associated with benefit plan administration. Also offsetting this reduction was an increase in printing and stationery costs attributable primarily to the introduction of check imaging technology and a new logo for PNB and higher marketing costs associated with the 140th anniversary celebration at PNB.

         For the quarter ended June 30, 1996, total noninterest expense increased $230 thousand, or 8%, to $3.1 million compared to the second quarter of 1995, due primarily to increases in salaries and benefits, occupancy expense, furniture and equipment expense and other expenses which were offset, in part, by the reduction in FDIC insurance premiums. Total annualized noninterest expense expressed as a percentage of total average assets declined to 2.62% for the second quarter of 1996 from 2.72% for the same period in 1995.


Provision for Income Taxes

         Vista's provision for income taxes increased $182 thousand, or 18%, to $1.2 million for the first six months of 1996 from $1.0 million for the same period of 1995. The primary reason for this increase was a higher level of pre-tax income. The effective tax rate declined to 34.2% for the first six months of 1996 from 35.2% for the same period of 1995 due to a higher level of tax exempt interest income in 1996 compared to 1995.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Financial Condition -  June 30, 1996 versus December 31, 1995


General

         At June 30, 1996, Vista's total consolidated assets equaled $471 million which represented an increase of approximately $14 million from $457 million at December 31, 1995. Funding the increase in assets was a $14 million increase in total deposits which equaled $416 million at June 30, 1996, versus $402 million at December 31, 1995. At June 30, 1996, total shareholders' equity equaled $35 million versus $36 million at December 31, 1995. The decline was attributable to the increase in market interest rates during the first six months of 1996 which depressed the value of the available for sale security portfolio and resulted in a $2.6 million adjustment to capital at June 30, 1996. Offsetting this adjustment was $2.1 million in added capital from earnings retention and participation in various Vista stock plans.


Securities

         Vista classified its entire investment securities portfolio as available for sale and recorded the portfolio at market value. At June 30, 1996 the portfolio equaled $162 million and carried a pre-tax unrealized net loss of approximately $2 million. At December 31, 1995, the portfolio equaled $146 million and carried a pre-tax unrealized net gain of approximately $2 million. The portfolio activity during the first half of 1996 included $64 million in purchases, $28 million in sales and $17 million of maturities. Vista maintained higher than average cash and cash equivalents at December 31, 1995 and utilized these available funds during the first quarter of 1996 as market interest rates increased and provided an opportunity to improve the yields on earning assets. The sales of securities were largely attributed to portfolio mix realignment and sales of pools of mortgage-backed securities that amortized down to small outstanding balances.


Loans

         During the first six months of 1996, Vista expanded all sectors of its loan portfolio, as total loans, net of the allowance for loan losses, increased $14 million, or 5%, to $274 million from $260 million at December 31, 1995. Consumer loans increased $8 million, or 13%, during the first six months of 1996 and were concentrated in indirect automobile and home equity lending which were offset by the sale of a substantial portion of the student loan portfolio. Mortgage loans increased $3 million with the majority of the increase coming in adjustable-rate mortgage loans. Commercial loans increased approximately $3 million.

         At June 30, 1996, mortgage loans accounted for 50% of the total loan portfolio while commercial and consumer loans each accounted for 25% of the portfolio. These concentrations were relatively unchanged from December 31, 1995.

         Vista anticipates lowering its concentration of residential mortgage loans as it moves toward increased lending to small businesses and consumer installment loans.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------


         At June 30, 1996, Vista's loan to deposit ratio was 66.8% compared to 65.8% at December 31, 1995 and 65.6% at March 31, 1996.


Deposits

         Total deposits amounted to $416 million at June 30, 1996, reflecting an increase of $14 million compared to December 31, 1995. All of the net growth occurred in the time and savings deposit categories. Time deposits increased $12 million, or 6%, during the first six months of 1996, with all the growth occurring in the second quarter, as a result of rising interest rates and successful CD promotions. During the second quarter of 1996, Vista was able to retain the savings deposit growth it experienced in the first quarter of 1996 through competitive pricing.

         During the first half of 1996, average time deposits, including those $100,000 and over, remained the largest component, at 48% of total average deposits for the first six months 1996 and 1995. Interest-bearing demand accounts equaled 16% of total average deposits during the first six months of 1996 and 1995, while savings accounts equaled 27% for the same periods. Noninterest-bearing demand deposits equaled 9% of total average deposits.


Borrowed Funds and Long-term Debt

         Total borrowed funds and long-term debt equaled $17 million at June 30, 1996, and December 31, 1995.

         Total average interest-bearing liabilities funded 88% of total average interest-earning assets during the first six months of 1996 compared to 90% for the same period in 1995.


Nonperforming Assets

         Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $4.3 million at June 30, 1996 and $4.5 million at December 31, 1995, or 1.55% and 1.71% of total outstanding loans and ORE, respectively. The decrease in this percentage at June 30, 1996 compared to December 31, 1995 was primarily due to a decrease in nonperforming assets and an increase in total loans outstanding.

         ORE increased to $732 thousand at June 30, 1996, compared to $489 thousand at December 31, 1995, due primarily to the transfer of one large residential mortgage loan into ORE.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

Allowance for Loan Losses and Related Provision

         The allowance for loan losses equaled $4 million at June 30, 1996 and December 31, 1995. The allowance equaled 1.39% of total loans at June 30, 1996, compared to 1.49% at December 31, 1995. Net charge-offs to the allowance during the first six months of 1996 were $172 thousand.

         The provision for loan losses equaled $45 thousand for the second quarter and $90 thousand on a year-to-date basis for 1996 compared to $45 thousand and $100 thousand recorded for the same periods in 1995. At June 30, 1996, the allowance for loan losses represented 108% of total nonaccrual loans as compared to 97% at December 31, 1995.

         In determining the adequacy of the allowance for loan losses, management reviewed a loan analysis prepared by Vista's internal loan review officer, national and local economic indicators, loan collateral values and historical loss factors. The recognition of impaired loans and specific allowances that must be determined for such loans were also factored into Vista's determination of the allowance for loan losses. This information was reviewed on a quarterly basis with each subsidiary's Board of Directors. Management determined Vista's allowance for loan losses to be adequate at June 30, 1996.

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

         At June 30, 1996, cash and cash equivalents equaled $21 million which represented a decrease of $15 million from the $36 million in cash and cash equivalents on hand at December 31, 1995. Changes in cash were measured by changes in the three major classifications of cash flows known as operating, investing and financing activities. The $15 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $19 million, which were then used for investing activities of $34 million.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

         At June 30, 1996, net cash provided by operating activities equaled $5 million which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled $14 million and consisted of increases in deposits, borrowed funds and proceeds from common stock issuance which were offset by cash dividends paid and decreases in long-term debt.

         Cash flows of $44 million from maturities and sales of securities were combined with $5 million and $14 million of net cash flows provided by operating and financing activities, respectively, and $15 million in cash and cash equivalents available at December 31, 1995, to fund $64 million in security purchases and $14 million in loans.


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

         Capital is generally provided to Vista in the form of retained net income after the payment of dividends and by the issuance of common stock through participation in the Employee Stock Purchase Plan, Board of Directors Stock Purchase Plan and the Dividend Reinvestment Plan.

         At June 30, 1996 total shareholders' equity decreased $544 thousand to $35 million, a decrease of 2% from the $36 million at December 31, 1995. This decrease was due to the $3 million decline in the net unrealized gain on securities AFS and dividends paid of $722 thousand which offset the $2 million in net income and $492 thousand in added capital raised through the various stock plans.

         Vista's dividend payout ratio equaled 32% for the six months ended June 30, 1996 compared to 30% for same period in 1995. Vista paid cash dividends totaling $722 thousand during the first six months of 1996, an increase of $173 thousand or 32% over the $549 thousand paid during the same period in 1995. The increase in cash dividends was attributed to the increased number of shares outstanding at the quarterly dividend rate of 9 cents per share in the first six months of 1996 compared to 8 cents per share for the same period of 1995. Vista's book value per share at June 30, 1996, was equal to $8.74 compared to $8.96 at December 31, 1995.

         Vista maintained a Tier I risk-based capital ratio of 12.69% and a total risk-based capital ratio of 14.59% at June 30, 1996, compared to 12.75% and 14.68%, respectively, at December 31, 1995. Both of these key capital ratios reflected the relative quality of Vista's on-balance sheet and off-balance sheet composition based on the regulatory minimum ratios.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

        Vista maintained a leverage capital ratio of 7.12% at June 30, 1996, and 7.41% at December 31, 1995. The decrease in Vista's leverage ratio was attributed to the growth in total average assets outpacing the growth in Tier I leverage capital in the first six months of 1996.

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

         Vista was committed to advance $24 million to its borrowers at June 30, 1996 and December 31, 1995. Standby letters of credit contracts with its customers totaled $1 million as of June 30, 1996 and December 31, 1995.

         Vista did not (does not) issue nor hold derivative instruments. However, Vista did (does) issue loan commitments and letters of credit. These instruments were (are) issued in the normal ordinary course of business to meet customer needs. Commitments to fund fixed-rate loans were immaterial at June 30, 1996 and December 31, 1995. Variable rate commitments were (are) generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Such off-balance sheet risk was not material to Vista's results of operations or financial condition.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------

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

Item 2.    Changes in Securities                        Not Applicable

Item 3.    Defaults Upon Senior Securities              Not Applicable

Item 4.    Submission of Matters to a Vote of
               Security Holders                         Not Applicable

Item 5.    Other Information                            Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K:

                   Exhibit Number                       Description of Exhibit
                   --------------                       ----------------------
                            2                           Not Applicable
                            4                           Not Applicable
                           10                           Not Applicable
                           11                           Not Applicable
                           15                           Not Applicable
                           18                           Not Applicable
                           19                           Not Applicable
                           22                           Not Applicable
                           23                           Not Applicable
                           24                           Not Applicable
                           27                           Financial Data Schedules
                           99                           Not Applicable

               (b) Reports on Form 8-K

                   The registrant has filed no reports on Form 8-K for the quarterly period ended June 30, 1996.

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------



                                  SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




    Vista Bancorp, Inc.
- ---------------------------
      (Registrant)



Dated:  August 13, 1996
       -----------------


                                   By    /s/ William F. Keefe
                                     -----------------------------------------
                                            William F. Keefe
                                       Executive Vice President and
                                       and Chief Financial Officer


                                            (Mr. Keefe is the Principal
                                            Accounting Officer and has
                                            been duly authorized to sign
                                            on behalf of the registrant.)

Vista Bancorp, Inc. and Subsidiaries
- -----------------------------------------


                              INDEX TO EXHIBITS


Item Number                Description                                Page
- -----------                -----------                                ----

     27                    Financial Data Schedules  . . . . . .       29