Form 10-Q
period 1996-09-30
VISTA BANCORP INC
filed 1996-11-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996
                               -----------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

For the transition period from                     to
                              ---------------------   -------------------------

Commission file number                    0-21264
                      ---------------------------------------------------------


                               VISTA BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            New Jersey                                       22-2870972
-------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey       08865
-------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                 (908) 859-9500
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----   -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes      No
                                                     -----   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1996, there were 4,060,814 shares of $.50 par value Common Stock outstanding.

                              VISTA BANCORP, INC.
                                   Form 10-Q

                    For the period ended September 30, 1996

                                      Index
                                      -----
                                                                          PAGE
Part I     Financial Information

Item 1.    Financial Statements:

               Consolidated Balance Sheets - September 30, 1996
                 and December 31, 1995                                     3

               Consolidated Statements of Income - Three Months
                 Ended September 30, 1996 and 1995 and Nine Months
                 Ended September 30, 1996 and 1995                         4

               Consolidated Statements of Changes in Shareholders'
                 Equity - Nine Months Ended September 30, 1996 and
                 The Year Ended December 31, 1995                          5

               Consolidated Statements of Cash Flows - Nine Months
                 Ended September 30, 1996 and 1995                         6

               Notes to Consolidated Financial Statements                  7


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                  11


Part II    Other Information

Item 1.    Legal Proceedings                                              26

Item 2.    Changes in Securities                                          26

Item 3.    Defaults Upon Senior Securities                                26

Item 4.    Submission of Matters to a Vote of Security Holders            26

Item 5.    Other Information                                              26

Item 6.    Exhibits and Reports on Form 8-K                               26

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------

                           CONSOLIDATED BALANCE SHEETS
             Amounts in Thousands (Except Per Share and Share Data)


                                                                                           September 30,   December 31,
                                                                                               1996            1995
                                                                                           ----------------------------
Assets

Cash and cash equivalents:
  Cash and due from banks                                                                      $16,284         $18,823
  Federal funds sold and securities purchased under agreements to resell                         6,605          10,980
  Short-term investments                                                                         1,420           6,345
-----------------------------------------------------------------------------------------------------------------------
        Total Cash and Cash Equivalents                                                         24,309          36,148
-----------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $161,288 and $143,563 in 1996 and 1995,
  respectively                                                                                 160,895         145,867
-----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
  Mortgage                                                                                     140,622         134,471
  Commercial                                                                                    75,439          67,311
  Consumer                                                                                      80,388          62,500
-----------------------------------------------------------------------------------------------------------------------
        Total Loans                                                                            296,449         264,282
  Allowance for loan losses                                                                     (3,778)         (3,932)
-----------------------------------------------------------------------------------------------------------------------
        Total Net Loans                                                                        292,671         260,350
-----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                           6,119           5,903
Accrued interest receivable                                                                      2,953           3,779
Other assets                                                                                     4,388           5,193
-----------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                     $491,335        $457,240
-----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
  Demand:
    Noninterest-bearing                                                                        $41,473         $40,215
    Interest-bearing                                                                            67,055          64,044
  Savings                                                                                      111,734         104,749
  Time                                                                                         209,859         192,555
-----------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                         430,121         401,563
-----------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                  16,109          12,141
Long-term debt                                                                                   4,560           4,725
Accrued interest payable                                                                         1,123           1,023
Other liabilities                                                                                2,467           1,943
-----------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                                      454,380         421,395
-----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
    4,061,594 and 3,999,344 at September 30, 1996 and December 31, 1995, respectively            2,031           2,000
  Paid-in capital                                                                               12,790          12,064
  Retained earnings                                                                             22,401          20,268
  Treasury stock (780 shares)                                                                       (7)             (7)
  Net unrealized gain (loss) on securities available for sale                                     (260)          1,520
-----------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                              36,955          35,845
-----------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                                       $491,335        $457,240
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
             Amounts in Thousands (Except Per Share and Share Data)


                                                             Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                                                 1996            1995          1996            1995
                                                             ----------------------------  ----------------------------
Interest Income:
  Interest and fees on loans                                      $5,885          $5,334       $16,940         $15,441
  Interest on federal funds sold and securities purchased
    under agreements to resell                                       126             223           416             482
  Interest on short-term investments                                  12              34           102             120
  Interest on securities:
    Taxable                                                        2,497           2,220         7,172           6,626
    Nontaxable                                                       148             102           437             299
-----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                        8,668           7,913        25,067          22,968
-----------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                             4,048           3,762        11,777          10,712
  Interest on borrowed funds                                         160              95           413             323
  Interest on long-term debt                                          83              93           252             189
-----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                       4,291           3,950        12,442          11,224
-----------------------------------------------------------------------------------------------------------------------
        Net Interest Income                                        4,377           3,963        12,625          11,744

Provision for Loan Losses                                             45              45           135             145
-----------------------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses        4,332           3,918        12,490          11,599
-----------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts                                376             365         1,151           1,047
  Other service charges                                              102             103           377             254
  Net security gains (losses)                                          9              23            24             (95)
  Other income                                                       107              84           309             259
-----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                       594             575         1,861           1,465
-----------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                            1,689           1,513         4,962           4,524
  Occupancy expense                                                  264             238           808             715
  Furniture and equipment expense                                    277             262           859             804
  Other expense                                                    1,257             635         2,804           2,313
-----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                    3,487           2,648         9,433           8,356
-----------------------------------------------------------------------------------------------------------------------
        Income Before Provision for Income Taxes                   1,439           1,845         4,918           4,708

Provision for Income Taxes                                           470             652         1,659           1,659

-----------------------------------------------------------------------------------------------------------------------
            Net Income                                              $969          $1,193        $3,259          $3,049
-----------------------------------------------------------------------------------------------------------------------

            Earnings per Share                                     $0.24           $0.34         $0.81           $0.88
-----------------------------------------------------------------------------------------------------------------------

            Weighted Average Number of Common Shares
              Outstanding                                      4,045,328       3,471,271     4,024,600       3,449,551
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             Amounts in Thousands (Except Per Share and Share Data)


                                                      For The Year Ended December 31, 1995 and
                                                     For The Nine Months Ended September 30, 1996
                                                                                                      Net Unrealized
                                                                                                       Gain (Loss) on
                                                                                                          Securities       Total
                                            Shares      Common     Paid-in      Retained    Treasury      Available    Shareholders'
                                            Issued      Stock      Capital      Earnings     Stock        for Sale        Equity
                                         ------------------------------------------------------------------------------------------
Balance, December 31, 1994                  3,423,061     $1,712      $6,247       $17,350        ($7)       ($730)        $24,572

  Net income - 1995                                 -          -           -         4,093          -            -           4,093

  Cash dividends - $.34 per share                   -          -           -        (1,175)         -            -          (1,175)

  Net proceeds from
    issuance of common stock                  576,283        288       5,808             -          -            -           6,096

  Deferred compensation                             -          -           9             -          -            -               9

  Net unrealized appreciation in the
    market value of securities available
    for sale, net of income taxes                   -          -           -             -          -        2,250           2,250

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  3,999,344      2,000      12,064        20,268         (7)       1,520          35,845

  Net income - 1996                                 -          -           -         3,259          -            -           3,259

  Cash dividends - $.28 per share                   -          -           -        (1,126)         -            -          (1,126)

  Net proceeds from
    issuance of common stock                   62,250         31         705             -          -            -             736

  Deferred compensation                             -          -          21             -          -            -              21

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                   -          -           -             -          -       (1,780)         (1,780)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                 4,061,594     $2,031     $12,790       $22,401        ($7)       ($260)        $36,955
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands


                                                                             Nine Months Ended September 30
                                                                                 1996          1995
                                                                             --------------------------
Cash Flows From Operating Activites:
  Net Income                                                                      $3,259        $3,049
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                   657           547
     Provision for loan losses                                                       135           145
     Increase in deferred income                                                      90            38
     Decrease (increase) in accrued interest receivable                              826          (624)
     Increase in accrued interest payable                                            100           184
     Decrease in other assets                                                      1,584            95
     Increase in other liabilities                                                   545            44
     Net amortization of premium on securities                                       440           315
     Net security (gains) losses                                                     (24)           95
-------------------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                                 7,612         3,888
-------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of securities available for sale                       25,929         6,471
  Proceeds from sales of securities available for sale                            29,385        25,017
  Purchases of securities available for sale                                     (73,455)      (12,727)
  Proceeds from maturities of securities held to maturity                              -         9,561
  Purchases of securities held to maturity                                             -       (34,497)
  Net increase in loans                                                          (32,546)      (20,521)
  Net capital expenditures                                                          (735)         (668)
-------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                  (51,422)      (27,364)
-------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net increase (decrease) in demand and savings deposits                          11,254        (9,613)
  Net increase in time deposits                                                   17,304        23,768
  Net increase (decrease) in borrowed funds                                        3,968        (1,280)
  Net (decrease) increase in long-term debt                                         (165)        2,895
  Net proceeds from issuance of common stock                                         736           624
  Cash dividends paid                                                             (1,126)         (861)
-------------------------------------------------------------------------------------------------------
         Net Cash Provided By Financing Activities                                31,971        15,533
-------------------------------------------------------------------------------------------------------

         Net Decrease in Cash and Cash Equivalents                               (11,839)       (7,943)
         Cash and Cash Equivalents, Beginning of Period                           36,148        26,091
-------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                $24,309       $18,148
-------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                  $12,342       $11,040
  Income taxes paid                                                                1,907         1,723

Supplemental Disclosures of Investing and Financing Activities:
  Transfers from loans to other real estate owned                                    563           209
  Net unrealized (loss) gain in the fair value of securities available for sale   (2,697)        1,362
  Increase (decrease) in deferred tax asset related to net unrealized
    (loss) gain in the fair value of securities available for sale                   917          (473)
  Net unrealized (loss) gain in the fair value of securities available for sale,
    net of income taxes                                                           (1,780)          889
  Deferred compensation                                                               21             -

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

         Certain information and footnote disclosures required under generally accepted accounting principles were condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principles required management to make certain estimates and assumptions that affected the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1995.

         Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


Note 2.  Securities

         Gains or losses were recognized and shown separately in the statements of income on realization. Recognition of these gains or losses was based on the specific identification method. Proceeds from the sales of securities available for sale (AFS) during the first nine months of 1996 and 1995 were $29.4 million and $25.0 million, respectively. Gross realized gains of $174 thousand and gross realized losses of $150 thousand were recognized on the sales of securities AFS during the first nine months of 1996. For the first nine months of 1995 gross realized gains of $48 thousand and gross realized losses of $143 thousand were recognized on the sales of securities AFS.

         The amortized cost, estimated market value and contractual maturity information for securities AFS at September 30, 1996 and December 31, 1995, are disclosed on the following page. Securities not due at a single maturity date, such as mortgage-backed securities, are disclosed separately rather than allocated over several maturity categories.

  Vista Bancorp, Inc. and Subsidiaries
  -----------------------------------------------


  Notes to Consolidated Financial Statements - (Continued)


  Note 2.  Securities (Continued)



  Securities Available for Sale                                           September 30, 1996
  ---------------------------------------------------------------------------------------------------------
                                                                      Gross         Gross       Estimated
                                                      Amortized     Unrealized    Unrealized      Market
  Amounts in Thousands                                   Cost         Gains         Losses        Value
  ---------------------------------------------------------------------------------------------------------
  U.S. Treasury securities                               $27,586           $51         ($239)      $27,398
  U.S. Government agencies and corporations               12,102            27          (108)       12,021
  State and political subdivisions                        12,013            37           (79)       11,971
  Corporate debt securities                               12,471           116           (54)       12,533
  Mortgage-backed securities                              94,499           872        (1,016)       94,355
  Equity securities                                        2,617             -             -         2,617
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $161,288        $1,103       ($1,496)     $160,895
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
  ---------------------------------------------------------------------------------------------------------


                                                             Securities                  Securities
                                                         Available for Sale          Available for Sale
                                                            September 30, 1996       December 31, 1995
  ---------------------------------------------------------------------------------------------------------
                                                                    Estimated                   Estimated
                                                      Amortized       Market      Amortized       Market
  Amounts in Thousands                                   Cost         Value          Cost         Value
  ---------------------------------------------------------------------------------------------------------
  Maturing within one year                               $11,705       $11,722       $26,045       $26,149
  Maturing after one year but within five years           42,398        42,301        35,546        36,205
  Maturing after five years but within ten years          10,069         9,900         5,878         5,952
  Maturing after ten years                                     -             -           673           681
  No Maturity                                              2,617         2,617         2,231         2,231
  Mortgage-backed securities                              94,499        94,355        73,190        74,649
  ---------------------------------------------------------------------------------------------------------
    Total securities available for sale                 $161,288      $160,895      $143,563      $145,867
  ---------------------------------------------------------------------------------------------------------

                                       8

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

         At September 30, 1996, the total impaired loans recognized in accordance with SFAS No. 114 and SFAS No. 118 were $3.1 million, of which $1.7 million were valued based upon discounted cash flows and $1.4 million using the fair value of collateral. Based on these methods, $525 thousand of the $3.8 million allowance for loan losses was allocated against the $3.1 million of impaired loans. The remaining allowance for loan losses, totalling $3.3 million at September 30, 1996, was available to absorb losses in Vista's entire credit portfolio. Vista's total average impaired loans during the quarter and the year-to-date period ended September 30, 1996 was approximately the same as the balance at September 30, 1996. Interest income recorded on total impaired loans during the first nine months of 1996 was immaterial.


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

         This statement became effective and was adopted by Vista on January 1, 1996. Adoption of this statement had no material impact on Vista's financial position or its results of operations during the first nine months of 1996.

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

         This statement became effective and was adopted by Vista on January 1, 1996. This statement had no effect on the financial position or results of operations during the first nine months of 1996 since Vista did not engage in any activities covered by the provisions of this statement during this time period.

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative method of accounting for stock- based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and Vista's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). FASB encourages entities to adopt the fair-value-based method but does not require adoption of this method.

         This statement became effective on January 1, 1996. Vista elected to continue its current accounting policy.

         In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers of Securities and Extinguishment of Liabilities." SFAS No. 125 provides standards based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, removes financial assets from the balance sheet when control has been surrendered, and removes liabilities from the balance sheet when they have been extinguished.

         This statement supersedes SFAS No. 122 and becomes effective for transfers of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted. This statement is not expected to have a material impact on Vista's financial position or results of operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations


General

         On May 21, 1996, PNB acquired the Flemington, Hunterdon County, New Jersey branch facility of Summit Bank (formerly United Jersey Bank). The acquisition involved the purchase of the building and equipment and the assumption of the land lease, for the purpose of operating a full-service branch banking office at this location. No deposits were purchased as part of this transaction. The branch is scheduled to open in the fourth quarter of 1996. The addition of this branch will increase PNB's total branch network to nine offices serving Warren and Hunterdon counties in New Jersey.

         On October 7, 1996, Twin Rivers opened its third branch office at 2850 Easton Avenue in Bethlehem Township, Northampton County, Pennsylvania. The transaction involved the renegotiation of the lease on this former branch facility of CoreStates Bank (successor by merger to Meridian Bank) and the purchase of certain furniture and equipment from CoreStates. No deposits were acquired as part of this transaction.

         On October 28, 1996, Twin Rivers entered into an agreement with CoreStates to purchase the land, building and certain furniture and equipment of a former Meridian branch facility at 1003 West Broad Street, Bethlehem, Northampton County, Pennsylvania. No deposits are included as a part of this transaction. The branch is scheduled to open in the fourth quarter of 1996, pending regulatory approval. The addition of these two branches will double Twin Rivers' branch network to four offices serving Northampton County in Pennsylvania.


Factors That May Affect Future Results

         General. Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts and other factors beyond the control of Vista may adversely affect the future results of operations of Vista. Management does not expect any particular factor to affect Vista's results of operations. A downward trend in several areas, however, including real estate, construction and consumer spending, could have an adverse impact on Vista's ability to maintain or increase profitability. Therefore, there is no assurance that Vista will be able to continue its current rates of income and growth.

         Interest Rates. Vista's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

         Adequacy of Allowance for Loan Losses. In originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the credit worthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and the evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

         Local Economic Conditions. The success of Vista is dependent, to a certain extent, upon the general economic conditions in the geographic market served by Vista. Although Vista expects that economic conditions will continue to be favorable in this market, no assurance can be given that these economic conditions will continue. Adverse changes in economic conditions in the geographic market that Vista serves would likely impair Vista's ability to collect loans and could otherwise have a material adverse effect on Vista's results of operations and financial condition.

         Competition. The banking industry is highly competitive, with rapid changes in product delivery systems and in the consolidation of service providers. Many of Vista's competitors are bigger than Vista in terms of assets and have substantially greater technical, marketing and financial resources. Because of their size, any of these competitors can (and do) offer products and services that Vista does not offer. Vista is constantly striving to meet the convenience and needs of its customers and to enlarge its customer base. No assurance can be given that these efforts will be successful in maintaining and expanding Vista's customer base.

         Growth by Internal Expansion and Acquisition. Vista's strategy to expand internally by establishing new branch offices is dependent on its ability to identify advantageous branch office locations and generate new deposits and loans from those locations that will create an acceptable level of net income for Vista. At the same time, Vista's strategy to grow externally through selective acquisitions of other financial institutions or branches of such institutions is dependent on successfully identifying, acquiring and integrating such institutions or branches. There can be no assurance Vista will be successful in implementing its internal growth strategy or in identifying attractive acquisition candidates, acquiring such candidates on favorable terms or successfully integrating any acquired institutions or branches into Vista.

         Federal and State Government Regulation. The operations of Vista are heavily regulated and will be affected by present and future legislation and by the policies established from time to time by various federal and state regulatory authorities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future.

Results of Operations for the three and nine month periods ended September 30, 1996 and September 30, 1995

         Vista's net income equaled $969 thousand for the third quarter of 1996, a decrease of $224 thousand, or 19%, over net income of $1.2 million earned in the third quarter of 1995. Earnings per share equaled $.24 in the third quarter of 1996 compared to $.34 for the same period in 1995. Excluding an after-tax charge of $190 thousand for a one-time special assessment to the Federal Deposit Insurance Corporation (FDIC) Savings Association Insurance Fund (SAIF), net income on an operating basis for the third quarter of 1996 would have been $1.2 million, a decrease of $34 thousand, or 3%, over the same period in 1995. Earnings per share would have been $.29.

         Excluding the one-time special SAIF assessment, the decrease in net income for the quarter was due to the $523 thousand increase in noninterest expense resulting primarily from an increase of $197 thousand in FDIC deposit insurance premiums and a $176 thousand increase in salaries and benefits. These increases in noninterest expense were offset by the growth in net interest income of $414 thousand, noninterest income of $33 thousand, excluding net security gains, and a $55 thousand lower provision for income taxes resulting from lower pre-tax earnings.

         Vista's net income for the first nine months of 1996 equaled $3.3 million, or $.81 per share, representing a increase of $210 thousand, or 7%, from the $3.1 million, or $.88 per share, earned in the first nine months of 1995. Excluding an after-tax charge of $190 thousand for the one-time special SAIF assessment, net income on an operating basis, would have been $3.5 million for the first nine months of 1996, an increase of $400 thousand, or 13%, over the same period in 1995. Earnings per share would have been $.86.

         Excluding the one-time special SAIF assessment, growth in net income for the nine months ended September 30, 1996, was attributable to a $881 thousand increase in net interest income, a $277 thousand increase in noninterest income, excluding net security gains and losses, and a $10 thousand lower provision for loan losses. In addition, net securities gains of $24 thousand were realized in 1996 compared to net security losses of $95 thousand realized in 1995. These earnings improvements were offset by a $760 thousand increase in noninterest expense and a $127 thousand increase in the provision for income taxes.

         Return on average shareholders' equity (ROE) equaled 10.71%, and return on average assets (ROA) equaled .79% for the third quarter of 1996 compared to ROE of 17.02% and ROA of 1.11% for the same period of 1995. ROE for the first nine months of 1996 was 12.06% compared to 15.39% for the comparable period in 1995 while ROA equaled .92% and .97%, respectively. ROE declined on a quarter-over-quarter and year- over-year basis as the growth in average shareholders' equity, resulting primarily from the added capital raised through the stock offering and participation in various Vista stock plans and the tax-effected SFAS No. 115 adjustment, outpaced the growth in annualized net income. ROA declined over the prior year as the growth in total average assets outpaced the growth in annualized net income.

Net Interest Income

         Net interest income for the third quarter of 1996 increased $414 thousand, or 10%, to $4.4 million, compared to $4.0 million for the third quarter of 1995. The quarterly increase was due primarily to a higher volume of average interest-earning assets. The net interest spread, the difference between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities, on a tax-equivalent basis, declined 9 basis points to 3.33% compared to the prior year quarter of 3.42%. The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets declined to 3.82% for the third quarter of 1996 from 3.89% in the third quarter of 1995 as the growth in interest-earning assets occurred at narrower net interest spreads.

         For the first nine months of 1996, net interest income increased $881 thousand, or 8%, to $12.6 million from $11.7 million for the same period last year. The year-over- year net interest spread declined 24 basis points to 3.30% from 3.54% while the margin declined 16 basis points to 3.81% from 3.97%. The decline in the net interest spread and margin on a year-over-year basis was due to the growth in interest-earning assets outpacing the growth in net interest income as a result of lower yields on interest-earning assets and a slightly higher cost of funds.

        Interest income on a tax-equivalent basis amounted to $25.2 million for the first nine months of 1996, an increase of $2.1 million, or 9%, compared to $23.1 million in interest income earned for the same period in 1995. The increase in interest income was largely due to a higher volume of average interest-earning assets which increased interest income by $2.9 million but was offset in part by lower yields which reduced interest income by $721 thousand. The average yield on interest-earning assets declined 22 basis points to 7.52% for the first nine months of 1996 compared to 7.74% for the comparable period in 1995.

         Interest expense amounted to $12.4 million for the first nine months of 1996, an increase of $1.2 million, or 11%, compared to $11.2 million for the same period in 1995. The increase in interest expense was primarily due to a higher volume of average interest-bearing liabilities which increased interest expense by $1.2 million. The average cost of funds on interest-bearing liabilities was 4.22% for the first nine months of 1996, an increase of 2 basis points from 4.20% for the first nine months of 1995.

         The following table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended September 30, 1996 and 1995, are also reflected.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------

Consolidated Average Balances, Net Interest Income and Average Rates                Nine Months Ended September 30,
(Tax-equivalent Basis)
                                                                                  1996                              1995
                                                                     -----------------------------     -----------------------------
                                                                       Average            Average        Average            Average
Amounts in Thousands (Except Percentages)                             Balances   Interest  Rates        Balances   Interest  Rates
                                                                         (1)       (2)      (3)            (1)       (2)      (3)
                                                                     -----------------------------     -----------------------------
Assets
Federal funds sold and securities purchased
  under agreements to resell                                            $10,415     $416     5.34%        $10,910     $482     5.91%
Short-term investments                                                    2,559      102     5.32%          2,771      120     5.79%
------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                        12,974      518     5.33%         13,681      602     5.88%
------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                          26,953    1,201     5.95%         29,973    1,376     6.14%
  U.S. Government agencies and corporations                             103,168    5,173     6.70%         82,187    4,416     7.18%
  States and other political subdivisions                                13,299      593     5.96%          8,924      405     6.07%
  Other                                                                  16,018      798     6.65%         16,150      835     6.91%
------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                                   159,438    7,765     6.51%        137,234    7,032     6.85%
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (4)
  Mortgage                                                              137,020    7,806     7.61%        132,138    7,533     7.62%
  Commercial                                                             69,286    4,806     9.27%         60,149    4,333     9.63%
  Consumer                                                               69,467    4,338     8.34%         55,621    3,578     8.60%
------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                        275,773   16,950     8.21%        247,908   15,444     8.33%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                                 448,185   25,233     7.52%        398,823   23,078     7.74%
------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                  14,830                            12,630
Allowance for loan losses                                                (3,904)                           (3,997)
Other assets                                                             12,649                            11,762
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                               23,575                            20,395
------------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                            $471,760                          $419,218
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                                $66,756   $1,147     2.30%        $60,081   $1,148     2.55%
  Savings                                                               109,285    2,556     3.12%        101,857    2,303     3.02%
  Time                                                                  169,799    6,821     5.37%        164,002    6,460     5.27%
  Time deposits $100,000 and over                                        30,878    1,253     5.42%         18,719      801     5.72%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                    376,718   11,777     4.18%        344,659   10,712     4.16%
------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                         12,487      413     4.42%          9,476      323     4.56%
  Long-term debt                                                          4,668      252     7.21%          2,882      189     8.77%
------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                             17,155      665     5.18%         12,358      512     5.54%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                            393,873   12,442     4.22%        357,017   11,224     4.20%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                                      38,323                            32,488
Other liabilities                                                         3,472                             3,219
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                          41,795                            35,707
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                                     36,092                            26,494
------------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity              $471,760                          $419,218
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Income/Spread (tax-equivalent basis)                                $12,791     3.30%                 $11,854     3.54%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                     (166)                             (110)
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                            $12,625                           $11,744
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                    3.81%                             3.97%
------------------------------------------------------------------------------------------------------------------------------------

(1) Average volume information was computed using approximate daily averages.
(2) Interest on loans includes fee income.
(3) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
(4) Includes nonaccrual loans.
(5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------


Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                              Nine Months Ended September
                                                                    1996 vs. 1995
                                                          -------------------------------
                                                                       Increase (Decrease
                                                                        Due to Changes in
                                                                     --------------------
Amounts in Thousands                                        Total      Average    Average
                                                          Change(1)     Volume     Rate
                                                          -------------------------------
Interest Income
Federal funds sold and securities purchased
  under agreements to resell                                    ($66)      ($21)    ($45)
Short-term investments                                           (18)        (9)      (9)
-----------------------------------------------------------------------------------------
     Total Short-term Investments                                (84)       (30)     (54)
-----------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                 (175)      (136)     (39)
  U.S. Government agencies and corporations                      757      1,068     (311)
  States and other political subdivisions                        188        195       (7)
  Other                                                          (37)        (7)     (30)
-----------------------------------------------------------------------------------------
     Total Securities                                            733      1,120     (387)
-----------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                       273        279       (6)
  Commercial                                                     473        639     (166)
  Consumer                                                       760        868     (108)
-----------------------------------------------------------------------------------------
     Total Loans                                               1,506      1,786     (280)
-----------------------------------------------------------------------------------------

     Total Interest Income                                     2,155      2,876     (721)
-----------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                          (1)       121     (122)
  Savings                                                        253        172       81
  Time                                                           361        232      129
  Time deposits $100,000 and over                                452        496      (44)
-----------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                           1,065      1,021       44
-----------------------------------------------------------------------------------------

Borrowed funds                                                    90        100      (10)
Long-term debt                                                    63        101      (38)
-----------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                     153        201      (48)
-----------------------------------------------------------------------------------------

     Total Interest Expense                                    1,218      1,222       (4)
-----------------------------------------------------------------------------------------

         Net Interest Income (tax-equivalent basis)             $937     $1,654    ($717)
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


Noninterest Income

Major Components of Noninterest Income
-------------------------------------------------------------------------------

                                                                    For The Nine Months Ended September 30,

                                                                                                  Change        Change
Amounts in Thousands (Except Percentages)                    1996              1995                 $             %
-----------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                        $1,151           $1,047                $ 104           10%
Other service charges                                         377              254                  123           48
Net security gains (losses)                                    24              (95)                 119         (125)
Trust income                                                  153              120                   33           28
Safe deposit box income                                        57               58                   (1)          (2)
Other income                                                   99               81                   18           22
                                                           -----------------------------------------------------------
        Total Noninterest Income                           $1,861           $1,465                $ 396           27%
                                                           ===========================================================


         For the nine months ended September 30, 1996, total noninterest income increased $396 thousand, or 27% compared to the same period in 1995. Excluding net security gains and losses from both periods, noninterest income from core banking operations increased $277 thousand, or 18%, on a year-over-year basis due primarily to increases in deposit and other service charges. Total annualized noninterest income, excluding security transactions, expressed as a percentage of total average assets was .52% for the first nine months of 1996 compared to .50% in the same period of 1995.

         Income from service charges on deposit accounts increased 10%, to $1.2 million, from $1.1 million in 1995. The majority of the increase resulted from higher service charge income on consumer transaction accounts due to increased volume and pricing changes and higher service charge income on commercial accounts due to a greater volume of item processing activity.

          Other service charge income increased $123 thousand, or 48%, to $377 thousand, in 1996 compared to $254 thousand in 1995. The majority of the increase resulted from $83 thousand in higher service charge income on loans including $55 thousand in fees earned from originating residential mortgages for the secondary market, $16 thousand in loan modification fees on residential mortgages as customers responded to lower interest rates which were prevalent in the first quarter of 1996 and refinanced their debt, and related activities which generated additional appraisal fee income. Also contributing to the increase was $24 thousand in higher service charge income from increased automated teller machine usage.

         In the first nine months of 1996, Vista sold $29 million of securities compared to $25 million in the first nine months of 1995 resulting in net gains of $24 thousand in 1996 versus $95 thousand of net losses in 1995.

         Other income increased 22% to $99 thousand in 1996 compared to $81 thousand in 1995. Other income for the first nine months of 1996 included a gain of $62 thousand on the sale of $2.8 million of student loans to Sallie Mae in March 1996. The first nine months of 1995 included $35 thousand of gains from the sales of a properties classified as other real estate owned.

         For the quarter ended September 30, 1996, total noninterest income increased $19 thousand, or 3%, to $594 thousand compared to the third quarter of 1995. Excluding net security gains and losses in both periods, noninterest income from core banking operations increased $32 thousand, or 6%, versus the third quarter of 1995. Total annualized noninterest income, excluding security transactions, expressed as a percentage of average total assets was .48% for the third quarter of 1996 compared to .51% for the same period of 1995.

Noninterest Expense

Major Components of Noninterest Expense
-------------------------------------------------------------------------------

                                                                   For The Nine Months Ended September 30,
                                                                                                  Change        Change
Amounts in Thousands (Except Percentages)                    1996              1995                 $             %
----------------------------------------------------------------------------------------------------------------------
Salaries and benefits:
   Salary expense                                          $3,817            $3,498               $ 319           9%
   Benefit expense                                          1,145             1,026                 119          12
                                                          ------------------------------------------------------------
     Total salaries and benefits                            4,962             4,524                 438          10

Occupancy expense                                             808               715                  93          13
Furniture and equipment expense                               859               804                  55           7

Other expenses:
    FDIC insurance                                            496               388                 108          28
    Regulatory exam assessments                                79                68                  11          16
    Marketing and advertising                                 356               341                  15           4
    Professional fees                                         211               152                  59          39
    Printing and stationery                                   211               140                  71          51
    Postage                                                   187               159                  28          18
    Fees on loan accounts                                     251               185                  66          36
    Correspondent bank charges                                 41                20                  21         105
    Intangible asset amortization                             138                61                  77         126
    Insurance                                                  74                70                   4           5
    Property expense on ORE                                    74                98                 (24)        (24)
    All other                                                 686               631                  55           9
                                                           ------------------------------------------------------------
      Total other expenses                                  2,804             2,313                 491          21
                                                           ------------------------------------------------------------

      Total Noninterest Expense                            $9,433            $8,356             $1,077           13%
                                                           ============================================================

         For the nine months ended September 30, 1996, total noninterest expense increased $1.1 million, or 13%, to $9.4 million compared to $8.3 million for the first nine months of 1995. Total annualized noninterest expense expressed as a percentage of total average assets equaled 2.67% for the first nine months of 1996 and 1995.

         The largest component of Vista's cost structure was salaries and benefits which equaled $5.0 million for the first nine months of 1996 compared to $4.5 million for the same period in 1995. Salary and benefit expenses accounted for 53% and 54% of total noninterest expense for the same periods. When considered separately, salary expense increased 9%, or $319 thousand, in 1996 compared to 1995 due to higher staffing levels and normal salary adjustments.

        Benefit expense increased 12%, or $119 thousand, in the first nine months of 1996 compared to the same period in 1995 due in part to a $54 thousand non-recurring rebate of health insurance premiums in the second quarter of 1995. Excluding this rebate, benefit expense for the first nine months of 1996 would have increased 7%, or $65 thousand, over the same period in 1995, as increases in postretirement medical plan benefits, payroll taxes and other benefits resulting from increased staff were offset, in part, by a decrease in pension expense.

         Occupancy expense increased 13% to $808 thousand in the first nine months of 1996 from $715 thousand in 1995 due to higher facilities related expenses.

         Furniture and equipment expense increased 7% to $859 thousand in the first nine months of 1996 compared to $804 thousand in 1995 due primarily to upgrades in technology and expenses related to the addition of the Washington Township branch.

         Other expenses increased $491 thousand, or 21%, to $2.8 million in the first nine months of 1996 from $2.3 million for the same period in 1995 due primarily to the increase in FDIC insurance. The increase in FDIC insurance resulted from a $317 thousand ($190 thousand after-tax) one-time special SAIF assessment and $176 thousand ($106 thousand after-tax) of additional SAIF deposit insurance premiums on previously acquired SAIF insured deposits. Also contributing to the increase were increases in core deposit premium amortization, fees on loan accounts, professional fees associated with benefit plan administration, and printing and stationery costs attributable primarily to the introduction of check imaging technology and a new corporate logo for PNB.

         Effective January 1, 1996, the FDIC reduced Bank Insurance Fund (BIF) deposit insurance premiums for highly-rated institutions to the annual statutory minimum of $2 thousand, while maintaining SAIF deposit insurance premiums at $.23 per $100 of deposits. Beginning January 1, 1997, Vista will be subject to FDIC deposit insurance premiums of $.013 per $100 of BIF deposits and $.064 per $100 of SAIF deposits. The ongoing deposit insurance premiums for both BIF and SAIF will be used to service the Financing Corporation (FICO) bonds which were floated by the United States government to pay for the thrift industry cleanup in the late 1980s.

         For the quarter ended September 30, 1996, total noninterest expense increased $839 thousand, or 32%, to $3.5 million compared to the third quarter of 1995. Nearly 62% of the quarter-over-quarter increase was due to the increase in FDIC insurance resulting largely from a $317 thousand ($190 thousand after-tax) one-time special SAIF assessment and $176 thousand ($106 thousand after-tax) of additional SAIF deposit insurance premiums on previously acquired SAIF insured deposits. Also contributing to the increase were increases in salaries and benefits, printing and stationery, core deposit premium amortization, occupancy expense and other expenses. Total annualized noninterest expense expressed as a percentage of total average assets increased to 2.85% for the third quarter of 1996 from 2.45% for the same period in 1995. Excluding the SAIF assessments, this benchmark for the third quarter of 1996 would have remained unchanged at 2.45% quarter-over-quarter.

         Vista's expects 1997 earnings to be affected by higher expense levels as Vista absorbs the three new branching facilities opening in the fourth quarter of 1996 into its corporate structure and adds additional managerial expertise in key support functions. See "Factors That May Affect Future Results."


Provision for Income Taxes

         Vista's provision for income taxes was $1.7 million for the first nine months of 1996 and 1995. The effective tax rate declined to 33.7% for the first nine months of 1996 from 35.2% for the same period of 1995 due to a higher level of tax exempt interest income in 1996 compared to 1995.


Financial Condition -  September 30, 1996 versus December 31, 1995


General

         At September 30, 1996, Vista's total consolidated assets equaled $491 million which represented an increase of approximately $34 million from $457 million at December 31, 1995. Funding the increase in assets was a $29 million increase in total deposits and a $4 million increase in borrowed funds. At September 30, 1996, total shareholders' equity equaled $37 million versus $36 million at December 31, 1995. The increase was attributable to the $2.9 million in added capital from earnings retention and participation in various Vista stock plans. Offsetting this increase was a $1.8 million adjustment to capital at September 30, 1996 which resulted from an increase in market interest rates during the first nine months of 1996 which depressed the value of the available for sale security portfolio.


Securities

         Vista's entire investment securities portfolio is classified as available for sale and recorded at market value. At September 30, 1996 the portfolio equaled $161 million and carried a pre-tax unrealized net loss of approximately $400 thousand. At December 31, 1995, the portfolio equaled $146 million and carried a pre-tax unrealized net gain of approximately $2 million. The portfolio activity during the first nine months of 1996 included $73 million in purchases, $29 million in sales and $26 million of maturities. Vista maintained higher than average cash and cash equivalents at December 31, 1995 and utilized these available funds during the first quarter of 1996 as market interest rates increased and provided an opportunity to improve the yields on earning assets. The sales of securities were largely attributed to portfolio rebalancing and sales of pools of mortgage-backed securities that amortized down to small outstanding balances.

Loans

         The following discussion contains forward-looking statements that involve risks and uncertainties. The actual results for any particular period may vary. See "Factors That May Affect Future Results."

         During the first nine months of 1996, Vista expanded all sectors of its loan portfolio, as total loans increased $32 million, or 12%, to $296 million from $264 million at December 31, 1995. Consumer loans increased $18 million, or 29%, during the first nine months of 1996 with $16 million of this increase concentrated in automobile loans generated through an aggressive indirect lending program. Mortgage loans increased $6 million with the majority of the increase coming in adjustable-rate mortgage loans.
Commercial loans increased $8 million.

         At September 30, 1996, mortgage and consumer loans accounted for 48% and 27%, respectively, of the total loan portfolio compared to 51% and 24% at December 31, 1995. Commercial loans accounted for 25% of the portfolio, relatively unchanged from December 31, 1995. Vista anticipates continued lowering of its concentration in residential mortgage loans as it moves toward increased lending to small businesses and consumer installment loans.

         At September 30, 1996, Vista's loan to deposit ratio was 68.9% compared to 65.8% at December 31, 1995.


Deposits

         Total deposits amounted to $430 million at September 30, 1996, reflecting an increase of $29 million compared to December 31, 1995, with all deposit categories contributing to the net growth. Time deposits increased $17 million, or 9%, during the first nine months of 1996, with the growth occurring in the second and third quarters due to successful CD promotions. Savings deposits increased $7 million as Vista was able to retain and build on the savings deposit growth it experienced in the first quarter of 1996 through competitive pricing. Interest-bearing demand deposits increased $3 million while noninterest-bearing demand deposits increased $1 million during this same period.

         During the first nine months of 1996, average time deposits, including those $100,000 and over, remained the largest component, at 48% of total average deposits for the first nine months 1996 and 1995. Interest-bearing demand accounts equaled 16% of total average deposits during the first nine months of 1996 and 1995, while savings accounts equaled 27% for the same periods. Noninterest-bearing demand deposits equaled 9% of total average deposits.


Borrowed Funds and Long-term Debt

         Total borrowed funds and long-term debt equaled $21 million at September 30, 1996, which represents an increase of $4 million over the $17 million at December 31, 1995, due primarily to $4 million in federal funds purchased.

         Total average interest-bearing liabilities funded 88% of total average interest-earning assets during the first nine months of 1996 compared to 90% for the same period in 1995.


Nonperforming Assets

         Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $3.8 million at September 30, 1996 and $4.5 million at December 31, 1995, or 1.26% and 1.71% of total outstanding loans and ORE, respectively. The decrease in this percentage at September 30, 1996 compared to December 31, 1995 was primarily due to a decrease in nonperforming assets and an increase in total loans outstanding.

         ORE increased to $728 thousand at September 30, 1996, compared to $489 thousand at December 31, 1995, due primarily to transfers from nonaccrual loans.


Allowance for Loan Losses and Related Provision

         The allowance for loan losses equaled $4 million at September 30, 1996 and December 31, 1995. The allowance equaled 1.27% of total loans at September 30, 1996, compared to 1.49% at December 31, 1995. Net charge-offs to the allowance during the first nine months of 1996 were $289 thousand.

         The provision for loan losses equaled $45 thousand for the third quarter and $135 thousand on a year-to-date basis for 1996 compared to $45 thousand and $145 thousand, respectively for the same periods in 1995. At September 30, 1996, the allowance for loan losses represented 125% of total nonaccrual loans compared to 97% at December 31, 1995.

         In determining the adequacy of the allowance for loan losses, management reviewed a loan analysis prepared by Vista's internal loan review officer, national and local economic indicators, loan collateral values and historical loss factors. The recognition of impaired loans and specific allowances that must be determined for such loans were also factored into Vista's determination of the allowance for loan losses. This information was reviewed on a quarterly basis with each subsidiary's Board of Directors. Management determined Vista's allowance for loan losses to be adequate at September 30, 1996. See "Factors That May Affect Future Results."


Liquidity

         At September 30, 1996, cash and cash equivalents equaled $24 million which represented a decrease of $12 million from the $36 million in cash and cash equivalents on hand at December 31, 1995. The $12 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $39 million, which were then used for investing activities of $51 million.

         At September 30, 1996, net cash provided by operating activities equaled $7 million which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled $32 million and consisted of increases in deposits, borrowed funds and proceeds from common stock issuance which were offset by cash dividends paid and decreases in long-term debt.

         Cash flows of $55 million from maturities and sales of securities were combined with $7 million and $32 million of net cash flows provided by operating and financing activities, respectively, and $12 million in cash and cash equivalents available at December 31, 1995, to fund $73 million in security purchases and $33 million in loans.


Capital Resources

         The following discussion contains statements involving future results. Actual results may vary for numerous reasons, including, but not limited to, Vista's customers closing on various commitments. For discussion on the risks and uncertainties that may affect theses commitments, see "Factors That May Affect Future Results."

         At September 30, 1996 total shareholders' equity increased $1 million to $37 million, an increase of 3% from the $36 million at December 31, 1995. This increase resulted from $3 million in net income and $736 thousand in added capital raised through the various stock plans which offset the $2 million decline in the net unrealized gain on securities AFS and dividends paid of approximately $1 million.

         Vista's dividend payout ratio equaled 35% for the nine months ended September 30, 1996 compared to 28% for same period in 1995. Vista paid cash dividends totaling $1.1 million during the first nine months of 1996, an increase of $265 thousand, or 31% over the $861 thousand paid during the same period in 1995. The increase in cash dividends was attributed to the increased number of shares outstanding at the quarterly dividend rate of 10 cents per share effective for the third quarter of 1996 from 9 cents per share for the same period of 1995. Vista's book value per share at September 30, 1996, was equal to $9.10 compared to $8.96 at December 31, 1995.

         Vista maintained a Tier I risk-based capital ratio of 12.52% and a total risk-based capital ratio of 14.11% at September 30, 1996, compared to 12.75% and 14.68%, respectively, at December 31, 1995. Both of these key capital ratios reflected the relative quality of Vista's on-balance sheet and off-balance sheet composition based on the regulatory minimum ratios.

         Vista maintained a leverage capital ratio of 7.12% at September 30, 1996, and 7.41% at December 31, 1995. The decrease in Vista's leverage ratio was attributed to the growth in total average assets outpacing the growth in Tier I leverage capital in the first nine months of 1996.

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

         Vista was committed to advance $30 million and $24 million to its borrowers at September 30, 1996 and December 31, 1995, respectively. Standby letters of credit contracts with its customers totaled $1 million as of September 30, 1996 and December 31, 1995.

         Vista did not (does not) issue nor hold derivative instruments. However, Vista did (does) issue loan commitments and letters of credit. These instruments were (are) issued in the normal ordinary course of business to meet customer needs. Commitments to fund fixed-rate loans were immaterial at September 30, 1996 and December 31, 1995. Variable rate commitments were (are) generally issued for less than one year and carry market rates of interest. Such instruments are not likely to be affected by annual rate caps triggered by rising interest rates. Such off-balance sheet risk was not material to Vista's results of operations or financial condition.

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

Item 2.    Changes in Securities                                         Not Applicable

Item 3.    Defaults Upon Senior Securities                               Not Applicable

Item 4.    Submission of Matters to a Vote of
               Security Holders                                          Not Applicable

Item 5.    Other Information                                             Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K:

                   Exhibit Number                                          Description of Exhibit
                   --------------                                        -------------------------
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

               (b) Reports on Form 8-K

                   The registrant has filed no reports on Form 8-K for the quarterly period ended September 30, 1996.








                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Vista Bancorp, Inc.
-----------------------------
      (Registrant)



Dated:  November 13, 1996
      -----------------------



                                      By    /s/ William F. Keefe
                                        -------------------------------------
                                               William F. Keefe
                                          Executive Vice President and
                                          and Chief Financial Officer


                                               (Mr. Keefe is the Principal
                                               Accounting Officer and has
                                               been duly authorized to sign
                                               on behalf of the registrant.)







                       INDEX TO EXHIBITS


Item Number        Description                                         Page
-----------        ------------                                        ----

     27            Financial Data Schedules  . . . . . . . . . . . .    29

