Form 10-K
period 1996-12-31
VISTA BANCORP INC
filed 1997-03-31
CIK 831979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to

Commission file Number:  0-21264

                               VISTA BANCORP, INC.
             (Exact name of registrant as specified in its charter)

NEW JERSEY                                                    22-2870972
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey         08865
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (908) 859-9500

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
          Common Stock, par value $.50 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                        -------     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $43.7 million at March 12, 1997.

         As of March 12, 1997, the registrant had outstanding 4,105,484 shares of its common stock, par value $.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's 1997 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to shareholders of the registrant for the year ended December 31, 1996, are incorporated by reference in Part II of this Annual Report.


                                  Page 1 of 95
                            Exhibit Index on Page 31

                               VISTA BANCORP, INC.
                                    FORM 10-K


                                      Index


Part I                                                                                                    Page

Item 1.           Business......................................................................            1

Item 2.           Properties....................................................................           20

Item 3.           Legal Proceedings.............................................................           22

Item 4.           Submission of Matters to a Vote of Security Holders...........................     Not Applicable

Part II

Item 5.           Market for the Registrant's Common Equity and
                    Related Shareholder Matters.................................................           22

Item 6.           Selected Financial Data.......................................................           25

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................           25

Item 8.           Financial Statements and Supplementary Data...................................           25

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.........................................     Not Applicable

Part III

Item 10.          Directors and Executive Officers of the Registrant............................           25

Item 11.          Executive Compensation........................................................           26

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management..................................................................           26

Item 13.          Certain Relationships and Related Transactions................................           26

Part IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K................................................................           26

Signatures        ..............................................................................           28

Exhibit Index     ..............................................................................           31

                               VISTA BANCORP, INC.
                                    FORM 10-K


                                     Part I

Item 1.  Business

                  General

                  Vista Bancorp, Inc. ("Vista"), is a New Jersey business corporation, incorporated on March 15, 1988, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Vista has two (2) wholly-owned subsidiary banks, The Phillipsburg National Bank and Trust Company ("Phillipsburg National Bank") and Twin Rivers Community Bank ("Twin Rivers"). These two banks are hereinafter collectively referred to as the "Bank Subsidiaries." The deposits of the Bank Subsidiaries are generally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"), although Phillipsburg National Bank has acquired some so-called "Oakar" deposits which are insured under the Savings Association Insurance Fund ("SAIF"). As of December 31, 1996, Vista had total consolidated assets of $498.2 million, total consolidated deposits of $435.1 million and total consolidated shareholders' equity of $38.8 million.

                  Vista provides a full range of retail and commercial banking services for consumers and small to medium size businesses. Lending is concentrated in commercial, consumer and real estate loans to local borrowers. Vista's lending and investing activities are funded principally by deposits gathered through its retail branch office network. Vista's retail approach is that of a community bank -- development of long-term customer relationships, personalized service, convenient locations, free checking for customers maintaining certain minimum balances and convenient hours of operation.

                  Vista's growth strategy is centered on the further development of its community-based retail banking network along the Interstate 78 corridor in the counties of Warren and Hunterdon in New Jersey and in the county of Northampton in Pennsylvania, with the extension of its market to the East in New Jersey and to the West in Pennsylvania. This retail approach to banking has resulted in the growth of demand and savings deposits due to convenience and service. The objective of this strategy is to take advantage of the expected long-term economic growth along the Interstate 78 corridor in New Jersey and Pennsylvania.

                  Vista's and Phillipsburg National Bank's principal executive offices are currently located at 305 Roseberry Street, Post Office Box 5360, Phillipsburg, New Jersey 08865. Phillipsburg National Bank's main office is located at 115 South Main Street, Phillipsburg, New Jersey 08865. Vista has an operations center located at 291 Pickford Avenue, Phillipsburg, New Jersey 08865. Phillipsburg National Bank has, in addition, an administrative and consumer loan center located at 305 Roseberry Street, Post Office Box 5360, Phillipsburg, New Jersey and ten (10) branch offices located throughout Warren and Hunterdon Counties, New Jersey. Twin Rivers' main office is located at 2925 William Penn Highway, Easton, Pennsylvania 18045, and has three (3) branch offices located in the Easton and Bethlehem areas of Pennsylvania.

                  As of December 31, 1996, Vista had thirty-four (34) full-time and three (3) part-time employees. These employees are in the following areas: corporate security/disaster recovery, compliance, audit, loan review, data processing and bookkeeping. The Bank Subsidiaries reimburse Vista for the respective services performed by these employees. Vista does not own real property. However, Vista does pay the rent for the premises in which the operations center is located. The operations center is the location where most of Vista's employees work. Vista is not a party to any collective bargaining agreement.

                  Supervision and Regulation - Vista

                  Vista is subject to the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities. Vista is currently subject to the SEC's rules and regulations relating to periodic reporting, insider trading reports and proxy solicitation materials in accordance with the Securities Exchange Act of 1934 (the "Exchange Act").

                  Vista is also subject to the provisions of the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"), and to supervision by the Federal Reserve Board ("FRB"). The Bank Holding Company Act requires Vista to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than 5% of the voting shares of substantially all of the assets of any institution, including another bank. The Bank Holding Company Act prohibits acquisition by Vista of more than 5% of the voting shares of, or interest in, or substantially all of the assets of, any bank located outside New Jersey unless such an acquisition is specifically authorized by laws of the state in which such bank is located.

                  A bank holding company is prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the FRB considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects.

                  The Bank Holding Company Act also prohibits acquisitions of control of a bank holding company, such as Vista, without prior notice to the FRB. AControl is defined for this purpose as the power, directly or indirectly, to direct the management or policies of a bank holding company or to vote 25% (or 10%, if no other person or persons acting in concert, holds a greater percentage of the Common Stock) or more of Vista's Common Stock.

                  Vista is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the Bank Holding Company Act. The FRB may also make examinations of Vista and any or all of its subsidiaries. Subject to certain exceptions, a bank holding company and its subsidiaries are generally prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called "Anti-tie-in" provisions state generally that a bank may not extend credit, lease, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

                  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

                  Permitted Non-Banking Activities

                  The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking, managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company, without prior approval of the Federal Reserve Board, are:

                  1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

                  2. Operating as an industrial bank, Morris Plan bank or industrial loan company in the manner authorized by state law so long as the institution does not accept demand deposits or make commercial loans.

                  3. Operating as a trust company in the manner authorized by federal or state law so long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

                  4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

                  5. Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less than the lessor's full investment in the property and provided further that the lessor may rely on estimated residual values of up to 100% of the acquisition cost of the leased property.

                  6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services or jobs for residents.

                  7. Providing to others financially oriented data processing or bookkeeping services.

                  8. Subject to certain limitations: (a) acting as an insurance principal, agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system; (b) acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary; and (c) engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that: (1) has a population not exceeding 5,000 and (2) has inadequate insurance agency facilities.

                  9. Owning, controlling or operating a savings association, if the savings association engages only in deposit taking activities and lending, and other activities permissible for bank holding companies.

                  10. Providing courier services of a limited character.

                  11. Subject to certain limitations, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

                  12. Selling money orders having a face value of $1,000 or less, travelers' checks and United States savings bonds.

                  13. Performing appraisals of real estate and personal property, including securities.

                  14. Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

                  15. Subject to certain limitations, providing full-service brokerage and financial advisory activities; and selling, solely as an agent or broker for customers, shares of investment companies advised by an affiliate of the bank holding company or providing investment advice to customers about the purchase and sale of shares of investment companies advised by an affiliate of the bank holding company.

                  16. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposits.

                  17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

                  18. Subject to certain limitations, acting as a futures commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on futures contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

                  19. Subject to certain limitations, providing commodity trading and futures commission merchant advice, including counsel, publications, written analysis and reports.

                  20. Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

                  21. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For a corporation, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end tax planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client.

                  22. Providing check guaranty services to subscribing merchants.

                  23. Subject to certain limitations, operating a collection agency.

                  24. Operating a credit bureau that maintains files on the past credit history of consumers and providing such information to a lender that is considering a borrower's application for credit, provided that the credit bureau does not grant preferential treatment to an affiliated bank in the bank holding company system.

                  New Jersey Banking Law

                  Under Article 48 of the New Jersey Banking Act of 1948, as amended (the "New Jersey Act"), Vista is permitted to acquire an unlimited number of banks subject to certain limitations. However, Vista would be required, under the Bank Holding Company Act and the New Jersey Act, to obtain the prior approval of the FRB and the Commissioner of Banking of New Jersey, respectively, before Vista could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank Subsidiaries, if, after such acquisition it would own or control more than 5% of the voting shares of the bank (as to the FRB) or in any other manner control the election of a majority of directors or exercise a controlling influence over the management and policies of such bank.

                  In addition, the New Jersey Act authorizes reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when another state's law (including the District of Columbia) authorizes or permits a New Jersey bank holding company to acquire banks or bank holding companies located in that state on terms and conditions substantially the same as the terms and conditions pursuant to which a bank holding company located in that state may acquire banks or bank holding companies located in that state. The fact that the law of that state imposes limitations or restrictions on the acquisition of banks or bank holding companies located in that state by a bank or bank holding company located in New Jersey shall not necessarily mean that the law of that state is not reciprocal legislation; provided, however, that if the law of that state limits acquisitions by a bank or bank holding company located in New Jersey to banks or bank holding companies which are not in competition with banks or bank holding companies located in or chartered by that state or to banks or bank holding companies which do not have customary banking deposit and commercial loan powers, the law of that state shall not be reciprocal legislation. If the reciprocal legislation of that state imposes limitations or restrictions on the acquisition or ownership of a bank or bank holding company located in that state by a bank holding company located in New Jersey, substantially the same limitations and restrictions shall be applicable to the eligible bank holding company located in that state with respect to its acquisition of banks or bank holding companies located in New Jersey.

                  Interstate Banking and Branching

                  The following discussion describes those provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") that would pertain to Vista. It is not an exhaustive description of all provisions of the Interstate Banking Act.

                  In general, the Federal Reserve Board may approve an application by Vista to acquire control of, or acquire all or substantially all of the assets of, a bank located outside of the State of New Jersey, without regard to whether such acquisition is prohibited under the law of any state, but subject to certain state law restrictions and requirements enumerated in the Interstate Banking Act. The Federal Reserve Board may approve such application if it finds, among other things, that Vista is "adequately capitalized" and "adequately managed." Moreover, the Federal Reserve Board may not approve such acquisition if the target bank has not been in existence for the minimum period of time, if any, required by such target bank's "home" state. The Federal Reserve Board may, however, approve the acquisition of the target bank that has been in existence for at least five years without regard to any longer minimum period of time required under the law of the "home" state of the target bank.

                  Furthermore, the Interstate Banking Act provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of one of the Bank Subsidiaries with another bank located in a different state or the establishment by the Bank Subsidiaries of a new branch office either by acquisition or de novo, unless the State of New Jersey (with respect to Phillipsburg National Bank) or the Commonwealth of Pennsylvania (with respect to Twin Rivers) enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank. Such transactions may be completed prior to June 1, 1997, if the relevant states have opted-in to the Interstate Banking Act. With respect to both interstate branching by acquisition or merger, both Pennsylvania and New Jersey have opted-in. On April 17, 1996, Governor Whitman signed into law legislation (referred to as "Chapter 17") to implement the provisions of the Interstate Banking Act in New Jersey. Chapter 17 contains an early opt-in to the provisions of the Interstate Banking Act regarding interstate branching by acquisition or merger. On the other hand, Chapter 17 does not contain an "opt-in" to the de novo interstate branching provisions of Chapter 17. The Commonwealth of Pennsylvania opted-in to the Interstate Banking Act, effective July 6, 1995, both with respect to interstate branching by acquisition or merger and de novo interstate branching.

                  As of May 2, 1996, the Banking Commissioners of the states of Alabama, Delaware, Maryland, New Jersey and North Carolina and the Commonwealths of Pennsylvania and Virginia executed a Cooperative Agreement which governs the manner in which state-chartered banks (such as Twin Rivers) with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, shareholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

                  Legislation and Regulatory Changes

                  From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on Vista and the Bank Subsidiaries. Certain changes of potential significance to Vista which have been enacted or promulgated, as the case may be, by Congress or various regulatory agencies, respectively, are discussed below.

                  Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")

                  On August 9, 1989, major reform and financing legislation, more commonly known as FIRREA, was enacted into law in order to restructure the regulation of the thrift industry, to address the financial condition of the Federal Savings and Loan Insurance Corporation and to enhance the supervisory and enforcement powers of the federal bank and thrift regulatory agencies. The Office of the Comptroller of the Currency ("OCC"), as the primary federal regulator of Phillipsburg National Bank, and the FRB, as the primary regulator of Twin Rivers, are primarily responsible for supervision of Phillipsburg National Bank and Twin Rivers, respectively. The OCC and FRB have far greater flexibility to impose supervisory agreements on an institution that fails to comply with its regulatory requirements, particularly with respect to the capital requirements under FIRREA. Possible enforcement actions include the imposition of a capital plan, termination of deposit insurance and removal or temporary suspension of an officer, director or other institution-affiliated party.

                  Under FIRREA, civil penalties are classified into three levels, with amounts increasing with the severity of the violation. The first tier provides for civil penalties of up to $5,000 per day for any violation of law or regulation. A civil penalty of up to $25,000 per day may be assessed if more than a minimal loss or a pattern of misconduct is involved. Finally, a civil penalty of up to $1.0 million per day may be assessed for knowingly or recklessly causing a substantial loss to an institution or taking action that results in a substantial pecuniary gain or other benefit. Criminal penalties are increased to $1.0 million per violation, up to $5.0 million for continuing violations or for the actual amount of gain or loss. These monetary penalties may be combined with prison sentences for up to five years.

                  Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

                  General. FDICIA reformed a variety of bank regulatory laws. Certain of these new provisions are discussed below.

                  Examinations and Audits. Annual full-scope, on-site examinations are required for all FDIC-insured institutions with assets of $500 million or more. For bank holding companies that have at least one subsidiary bank which has $500 million or more in assets, the independent accountants of such companies shall attest to the accuracy of management's report. Such accountants shall also monitor management's compliance with governing laws and regulations. Such companies are also required to select an independent audit committee composed of outside directors who are independent of management, to review with management and the independent accountants the reports that must be submitted to the appropriate bank regulatory agencies. If the independent accountants resign or are dismissed, written notification must be given to the FDIC and to the appropriate federal and state bank regulatory agency.

                  Prompt Corrective Action. In order to reduce losses to the deposit insurance funds, FDICIA established a format to more closely monitor FDIC-insured institutions and to enable prompt corrective action by the appropriate federal supervisory agency if an institution begins to experience any difficulty. FDICIA established five "Capital" categories. They are: (1) well-capitalized; (2) adequately capitalized; (3) undercapitalized; (4) significantly undercapitalized; and (5) critically undercapitalized. The overall goal of these new capital measures is to impose more scrutiny and operational restrictions on depository institutions as they descend the capital categories from well capitalized to critically undercapitalized.

                  The FDIC, the OCC, the FRB and the Office of Thrift Supervision issued jointly the regulations relating to these capital categories and prompt corrective action. These capital measures for prompt corrective action are defined as follows:

                  A "well-capitalized" institution would be one that has at least a 10% total risk-based capital ratio, a 6% or greater Tier I risk-based capital ratio, a 5% or greater Tier I leverage capital ratio, and is not subject to any written order or final directive by the FDIC to meet and maintain a specific capital level.

                  An "adequately capitalized" institution would be one that meets the required minimum capital levels, but does not meet the definition of a "well-capitalized" institution. The existing capital rules generally require banks to maintain a Tier I leverage capital ratio of at least 4% and an 8% or greater total risk-based capital ratio. Since the risk-based standards also require at least half of the total risk-based capital requirement to be in the form of Tier I capital, this also will mean that an institution would need to maintain at least a 4% Tier I risk-based capital ratio. Thus, an institution would need to meet each of the required minimum capital levels in order to be deemed "adequately capitalized."

                  An "undercapitalized" institution would fail to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. An "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions also may be imposed on a case-by-case basis, and harsher restrictions that otherwise would apply to Asignificantly undercapitalized" institutions may be imposed on an "undercapitalized" institution that fails to file or implement an acceptable capital restoration plan.

                  A "significantly undercapitalized" institution would have a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a Tier I leverage capital ratio of less than 3%, as the case may be. Institutions in this category would be subject to all the restrictions that apply to "undercapitalized" institutions. Certain other mandatory prohibitions also would apply, such as restrictions against the payment of bonuses or raises to senior executive officers without the prior approval of the institution's primary federal regulator. A number of other restrictions may be imposed.

                  A "critically undercapitalized" institution would be one with a tangible equity (Tier I capital) ratio of 2% or less. In addition to the same restrictions and prohibitions that apply to "undercapitalized" and "significantly undercapitalized" institutions, the FDIC's rule implementing this provision of FDICIA also addresses certain other provisions for which the FDIC has been accorded responsibility as the insurer of depository institutions.

                  At a minimum, any institution that becomes "critically undercapitalized" is prohibited from taking the following actions without the prior written approval of its primary federal supervisory agency: engaging in any material transactions other than in the usual course of business; extending credit for highly leveraged transactions ("HLTs"); amending its charter or bylaws; making any material changes in accounting methods; engaging in certain transactions with affiliates; paying excessive compensation or bonuses; and paying interest on liabilities exceeding the prevailing rates in the institution's market area. In addition, a "critically undercapitalized" institution is prohibited from paying interest or principal on its subordinated debt and is subject to being placed in conservatorship or receivership if its tangible equity capital level is not increased within certain mandated time frames.

                  At any time, an institution's primary federal supervisory agency may reclassify it into a lower capital category. All institutions are prohibited from declaring any dividends, making any other capital distribution, or paying a management fee if it would result in downward movement into any of the three undercapitalized categories. FDICIA provides an exception to this requirement for stock redemptions that do not lower an institution's capital and would improve its financial condition, if the appropriate federal supervisory agency has consulted with the FDIC and approved the redemption.

                  The regulation requires institutions to notify the FDIC following any material event that would cause such institution to be placed in a lower category. Additionally, the FDIC monitors capital levels through regulatory and examination reports.

                  Deposit Insurance. As a result of the special assessment due on October 1, 1996 and required by the Deposit Insurance Fund Act of 1996 (the "Funds Act"), the SAIF was capitalized at the Designated Reserve Rate of 1.25% of estimated insured deposits on October 1, 1996. The FDIC has, therefore, lowered the rates on assessments paid to the SAIF. Effective January 1, 1997, the Funds Act separates the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF and BIF deposit insurance assessments. The amount assessed on the deposits of the Bank Subsidiaries by the FICO will be in addition to any amount paid for deposit insurance. FICO assessment rates for the first semi-annual period of 1997 were set at 1.296 basis points annually for BIF-assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. The FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the BIF and SAIF are merged or until January 1, 2000, whichever occurs first. All of Twin Rivers' deposits are deemed to be BIF-assessable deposits. As of December 31, 1996, approximately 16% of Phillipsburg National Bank's deposits are deemed to be SAIF-assessable deposits. These deposits were acquired through branch acquisitions from SAIF-insured depository institutions, i.e., deposits acquired through "Oakar" transactions.

                  Real Estate Lending Standards. Pursuant to FDICIA, the OCC and other federal banking agencies adopted real estate lending guidelines which would set loan-to-value ("LTV") ratios for different types of real estate loans. A LTV ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. If the institution does not hold a first lien position, the total loan amount would be combined with the amount of all senior liens when calculating the ratio. These guidelines became effective on March 19, 1993. In addition to establishing the LTV ratios, the guidelines require all real estate loans to be based upon proper loan documentation and a recent appraisal of the property.

                  Bank Enterprise Act of 1991. Within the overall FDICIA is a separate subtitle called the "Bank Enterprise Act of 1991." The purpose of this Act is to encourage banking institutions to establish "basic transaction services for consumers" or so-called "life-line accounts." The FDIC assessment rate is reduced for all life-line depository accounts. This Act establishes ten
(10) factors which are the minimum requirements to qualify as a life-line depository account. Some of these factors relate to minimum opening and balance amounts, minimum number of monthly withdrawals, the absence of discriminatory practices against low-income individuals and minimum service charges and fees. Moreover, the Housing and Community Development Act of 1972 requires that the FDIC's risk-based assessment system include provisions regarding life-line accounts. Assessment rates applicable to life-line accounts are to be established by FDIC rule.

                  Truth in Savings Act. FDICIA also contains the Truth in Savings Act ("TSA"). The FRB has adopted regulations ("Regulation DD") under the TSA. The purpose of TSA is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of banks with regard to deposit accounts and products. In addition to disclosures to be provided when a customer establishes a deposit account, TSA requires the depository institution to include, in a clear and conspicuous manner, the following information with each periodic statement of a deposit account: (1) the annual percentage yield earned; (2) the amount of interest earned; (3) the amount of any fees and charges imposed; and (4) the number of days in the reporting period. TSA allows for civil lawsuits to be initiated by customers if the depository institution violates any provision or regulation under TSA.

                  Capital Standards

                  The FRB has issued risk-based capital guidelines. The guidelines require all bank holding companies to maintain a minimum risk-based capital ratio of 8%, of which at least half must be in the form of common shareholders' equity. Assets will be assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater credit risk. The required capital ratios will represent equity and (to the extent permitted) nonequity capital as a percentage of total risk-weighted assets. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

                  The following table presents Vista's consolidated regulatory capital based on these guidelines as of December 31, 1996 (in thousands):

Tier I Capital .........................           $    37,615
Tier II Capital ........................                 4,432
                                                   -----------
Total Capital ..........................           $    42,047
                                                   ===========

Total Average Quarterly Assets .........           $   497,063
Total Risk-Weighted Assets(1) ..........               282,277

Tier I Risk-Based Capital Ratio(2) .....                 13.33%
Required Tier I Risk-Based Capital Ratio                  4.00%
                                                   -----------
Excess Tier I Risk-Based Capital Ratio .                  9.33%
                                                   ===========

Total Risk-Based Capital Ratio(3) ......                 14.90%
Required Total Risk-Based Capital Ratio                   8.00%
                                                   -----------
Excess Total Risk-Based Capital Ratio ..                  6.90%
                                                   ===========

Tier I Leverage Ratio(4) ...............                  7.57%
Required Tier I Leverage Ratio .........                  4.00%
                                                   -----------
Excess Tier I Leverage Ratio ...........                  3.57%
                                                   ===========
------------------------------
(1)   Includes off-balance sheet items at credit equivalent values.

(2) Tier I Risk-Based Capital Ratio is defined as the ratio of Tier I Capital to Total Risk-Weighted Assets.

(3) Total Risk-Based Capital Ratio is defined as the ratio of Tier I Capital plus Tier II Capital to Total Risk-Weighted Assets.

(4) Tier I Leverage Ratio is defined as the ratio of Tier I Capital to Total Average Quarterly Assets.


                  Vista's ability to maintain the required levels of capital is substantially dependent upon the success of its capital plan, business plan, the impact of future economic events, the ability to manage its interest rate risk, and the ability to control its growth and other operating expenses.

                  Effect of Government Monetary Policies

                  The earnings of Vista are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

                  The monetary policies of the FRB have had, and will likely continue to have, an impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulations of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary policies.

                  History and Business - Phillipsburg National Bank

                  Phillipsburg National Bank was established in 1856, became a national banking association in 1865 and is under the supervision of the OCC. Its legal headquarters is located at 115 South Main Street, Phillipsburg, New Jersey 08865. Phillipsburg National Bank owns its legal headquarters building, the Alpha branch office, the Greenwich branch office, the Phillipsburg Mall branch office (building only) on Route 22, the Washington branch office, the Washington Township branch office, the Flemington branch office (building only) and the administrative offices and loan center at 305 Roseberry Street. Phillipsburg National Bank rents the following premises under various operating leases: the Hillcrest branch office, the Clinton branch office, the Phillipsburg Mall extension office located inside the Mall, the land on which is located the Phillipsburg Mall branch office and the land on which is located the Flemington branch office. See Item 2 hereof for a more detailed description of the branch offices.

                  Phillipsburg National Bank engages in full-service commercial and consumer banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial loans and consumer loans, financing commercial transactions and making construction and mortgage loans.

                  Trust services provided by Phillipsburg National Bank include services as executor and trustee under wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and as escrow agent.

                  Phillipsburg National Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Phillipsburg National Bank has not experienced any significant seasonal fluctuations in the amount of its deposits. Its deposits are insured by the FDIC to the extent provided by law.

                  Phillipsburg National Bank has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June, 1988. It receives investment management services from Phillipsburg National Bank and pays a fee to Phillipsburg National Bank for staff time, accounting, rent and other administrative services. As of December 31, 1996, Phillipsburg Investment, Inc. held approximately $60.2 million in securities available for sale, short-term investments, and cash on behalf of Phillipsburg National Bank.

                  As of December 31, 1996, Phillipsburg National Bank had one-hundred sixteen (116) full-time employees and ten (10) part-time employees. Phillipsburg National Bank provides a variety of employment benefits and considers its relationship with its employees to be good. Phillipsburg National Bank is not a party to any collective bargaining agreement.

                  Competition - Phillipsburg National Bank

                  All phases of Phillipsburg National Bank's business are highly competitive. Phillipsburg National Bank's market area is the primary trade area of Warren County, with concentration in the Phillipsburg, New Jersey area. During 1996, Phillipsburg National Bank's presence was expanded in Hunterdon County to compete more aggressively in that market as well. Phillipsburg National Bank competes actively with local commercial banks as well as other commercial banks with branches in Phillipsburg National Bank's market area. Phillipsburg National Bank considers its major competition to be United National Bank, headquartered in Plainfield, New Jersey; PNC Bank Corp., headquartered in Pittsburgh, Pennsylvania; Summit Bank, headquartered in Princeton, New Jersey; First Union Corporation, headquartered in Charlotte, North Carolina; Fleet Financial Group, headquartered in Providence, Rhode Island; and Prestige State Bank, headquartered in Flemington, New Jersey. Phillipsburg National Bank is competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. In terms of assets and liabilities, Phillipsburg National Bank is smaller than its major competitors, with the exception of Prestige State Bank.

                  Supervision and Regulation - Phillipsburg National Bank

                  The operations of Phillipsburg National Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the FRB and to banks whose deposits are insured by the FDIC. Phillipsburg National Bank's operations are also subject to regulations of the OCC, the FRB and the FDIC.

                  The primary supervisory authority of Phillipsburg National Bank is the OCC, which is the administrator of national banks, and which regularly examines such areas as reserves, loans, investments, management practices and other aspects of bank operations. These examinations are designed primarily for the protection of Phillipsburg National Bank's depositors. The OCC has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

                  Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, activities of a bank with respect to mergers and consolidations and the establishment of branches. Branches may be established within the permitted area only after approval by the OCC. The OCC is required to grant approval only if it finds that there is a need for banking services or facilities such as those contemplated by a proposed branch and may disapprove the application if the bank does not have the capital and surplus deemed necessary by the OCC.

                  In addition, the OCC may only grant a national bank's application to establish a branch if the statutory law of the state in which the national bank is situated authorizes state banks to establish and operate branches. Under the New Jersey Act, a bank may establish a full branch office, a mini-branch office or communications terminal branch office anywhere in the State of New Jersey except that the bank shall not establish a full branch office or a mini-branch office in a municipality, other than a municipality in which it maintains its principal office, which has a population of less than 10,000 and in which another banking institution maintains its principal office. There is an exception to the aforestated conditions if the bank acquires an office by merger or consolidation with another bank. The Commissioner of Banking of New Jersey (the "Commissioner") may set aside the population requirement for full branch, mini-branch or communication terminal branch offices.

                  A "full branch office" means a branch office of a bank not subject to the limitations or restrictions imposed upon mini-branch offices or communication terminal branch offices. A "mini-branch office" means a branch office of a bank which does not occupy more than 500 square feet of floor space and which does not contain more than four teller stations, manned by employees of the bank. A "communications terminal branch office" means a branch office of a bank which is either manned by a bona fide third party under contract to a bank or unmanned and which consists of equipment, structures or systems, by means of which information relating to financial services rendered to the public is transmitted and through which transactions with banks are consummated, either instantaneously or otherwise.

                  Moreover, if the Commissioner finds that the principal office of a bank will be located in a municipality which serves as a business or as a banking center for outlying districts not otherwise adequately provided with banking facilities, so that such bank will transact business with a substantial number of persons who do not reside in that municipality; or if the Commissioner finds that, because of its location, a bank will transact a substantial part of its business with persons from a neighboring municipality or municipalities, the Commissioner may, in his discretion, require that the capital stock with which the bank shall commence business, shall equal the minimum capital stock which would be required of the bank if its principal office were to be located in a municipality having a population equal to that of the combined populations of the municipality in which it is to be located and of the area, outside such municipality, which it will serve.

                  A subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and FRB regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

                  Moreover, the amount of funds that Phillipsburg National Bank may lend to a single borrower is limited generally under the National Banking laws to 15% of the aggregate of its capital, surplus, undivided profits and loan loss reserves of Phillipsburg National Bank (all as defined by statute and by regulation).

                  Federal law also prohibits acquisitions of control of a bank, such as Phillipsburg National Bank, without prior notice to the FRB and OCC. "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of Phillipsburg National Bank or to vote 25% or more of its capital securities.

                  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Phillipsburg National Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Phillipsburg National Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Phillipsburg National Bank's business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

                  Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as Phillipsburg National
Bank) from engaging in any activity that would be unsafe and unsound banking practice and in violation of law. Moreover, the Financial Institutions and Interest Rate Control Act of 1978 ("FIRA") generally: (1) expands the circumstances under which officers and directors of a bank may be removed by the institution's federal supervisory agency; (2) restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof; (3) restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area; and (4) restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank. Additionally, FIRA requires that no person may acquire control of a bank unless the appropriate federal supervisory agency has been given sixty (60) days prior written notice and within that time has not disapproved the acquisition or extended the period for disapproval.

                  Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which Phillipsburg National Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

                  The Garn-St Germain Depository Institutions Act of 1982 ("1982 Act"), removes certain restrictions on the lending powers and liberalizes the depository abilities of Phillipsburg National Bank. The 1982 Act also amends FIRA (see above) by eliminating certain statutory limits on lending of a bank to its executive officers, directors, principal shareholders or related interests thereof and by relaxing certain reporting requirements. However, the 1982 Act strengthened FIRA provisions respecting management interlocks and corresponding bank relationships by management personnel.

                  Community Reinvestment Act

                  For a discussion on the Community Reinvestment Act of 1977 with respect to Phillipsburg National Bank, see the below caption entitled "Community Reinvestment Act - Phillipsburg National Bank and Twin Rivers."

                  Concentration - Phillipsburg National Bank

                  Phillipsburg National Bank is not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of Vista or Phillipsburg National Bank. Phillipsburg National Bank is predominantly located in the Phillipsburg area of Warren County and its retail branch network lies in a narrow market place which therefore exposes it to catastrophic events that could affect the surrounding geographic area.

                  The earnings of Phillipsburg National Bank are affected by the policies of the FRB. An important function of the FRB is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

                  Phillipsburg National Bank is a member of the FRB, and therefore, the policies and regulations of the FRB have had, and will continue to have, a significant effect on its deposits, loans and investment growth, as well as the rate of interest-earned and paid, and are expected to affect Phillipsburg National Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of Phillipsburg National Bank cannot be predicted.

                  Capital Requirements - Phillipsburg National Bank

                  As of December 31, 1996, Phillipsburg National Bank's total risk-based capital ratio was 13.49% (of which 92% was in the form of common shareholders' equity). This percentage is above the minimum capital ratio required under the OCC risk-based capital guidelines.

                  History and Business - Twin Rivers

                  Twin Rivers was established on October 15, 1990 as a Pennsylvania state-chartered institution and member of the FRB. It is under the supervision of the Pennsylvania Department of Banking ("Department") and the FRB. Twin Rivers legal headquarters is located at 2925 William Penn Highway, Easton, Pennsylvania 18045. Twin Rivers rents its headquarters site and the Butztown branch office under various operating leases. Twin Rivers owns the Easton branch office and the Bethlehem branch office. See Item 2 hereof for a more detailed description of the branch offices.

                  As of December 31, 1996, Twin Rivers had forty-six (46) full-time employees and seven (7) part-time employees. Twin Rivers provides a variety of employment benefits and considers its relationship with its employees to be good. Twin Rivers is not a party to any collective bargaining agreement.

                  Twin Rivers engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions and making construction and mortgage loans. Twin Rivers' business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

                  Competition - Twin Rivers

                  Twin Rivers competes actively with other area commercial banks and savings and loan associations, all of which are larger than Twin Rivers, as well as with major regional banking and financial institutions headquartered in other areas of Pennsylvania. Twin Rivers' major competitors in the Lehigh Valley are First Union Corporation, headquartered in Charlotte, North Carolina; Lafayette Bank of Easton, Pennsylvania; Valley Federal Savings, a Division of Sovereign Bank, F.S.B. of Pennsylvania; CoreStates of Philadelphia, Pennsylvania; and Summit Bank, headquartered in Princeton, New Jersey. Twin Rivers is competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. In terms of assets and liabilities, Twin Rivers is smaller than its major competitors.

                  Supervision and Regulation - Twin Rivers

                  Twin Rivers is subject to supervision, regulation and examination by the Department and the FRB. In addition, the Twin Rivers is subject to a variety of local, state and federal laws that affect its operation.

                  The laws of Pennsylvania applicable to Twin Rivers include, among other things, provisions that: (1) require the maintenance of certain reserves against deposits; (2) limit the type and amount of loans that may be made and the interest that may be earned thereon; (3) restrict investments and other activities; and (4) limit the payment of dividends. The amount of funds that Twin Rivers may lend to a single borrower is limited generally under Pennsylvania law to 15% of the aggregate of its capital, surplus, undivided profits and loan loss reserves of Twin Rivers (all as defined by statute and by regulation).

                  Applicable Pennsylvania law also requires that a bank obtain the approval of the Department prior to effecting any merger where the surviving bank would be a Pennsylvania-chartered bank. In reviewing any merger application, the Department would consider, among other things, whether the merger would be consistent with adequate and sound banking practices and whether the merger would be in the public interest on the basis of several factors, including the potential effect of the merger on competition and the convenience and needs of the area primarily to be served by Twin Rivers resulting from the merger.

                  Federal law also prohibits acquisitions of control of a bank, such as Twin Rivers, without prior notice to the FRB. "Control" is defined for this purpose as the power, directly or indirectly, to direct the management or policies of Twin Rivers or to vote 25% or more of its capital securities.

                  From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of Twin Rivers. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of Twin Rivers. As a consequence of the extensive regulation of commercial banking activities in the United States, Twin Rivers' business is particularly susceptible to being affected by federal and state legislation and regulations that may increase the costs of doing business.

                  Although Twin Rivers' primary federal regulator is the FRB, rather than the OCC, which regulates Phillipsburg National Bank, Twin Rivers is subject to regulation under the Federal Deposit Insurance Act, FIRA, the Community Reinvestment Act of 1977, as amended, the BSA and the 1982 Act. For a discussion of the foregoing acts, see the caption above entitled "Supervision and Regulation - Phillipsburg National Bank" and the caption below entitled "Community Reinvestment Act - Phillipsburg National Bank and Twin Rivers."

                  Concentration - Twin Rivers

                  Twin Rivers is not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on the financial condition of Vista or Twin Rivers. Twin Rivers is located west of Easton in a suburban township of Northampton County and its retail market lies in a narrow market place which therefore exposes it to catastrophic events that could affect the surrounding geographic area.

                  Capital Requirements - Twin Rivers

                  As of December 31, 1996, Twin Rivers' total risk-based capital ratio was 13.86% (of which 91% was in the form of common shareholders' equity). This percentage is above the minimum required capital ratio required under FRB capital guidelines.

                  Community Reinvestment Act - Phillipsburg National Bank and Twin Rivers

                  The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. Until May 1995, a depository institution was evaluated for CRA compliance based upon 12 assessment factors.

                  The CRA regulations were completely revised as of May 4, 1995, to establish new performance-based standards for use in examining a depository institution's compliance with the CRA (the "revised CRA regulations"). The revised CRA regulations establish new tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. Pursuant to the revised CRA regulations, a depository institution which qualifies as a "small bank" will be examined under a streamlined procedure which emphasizes lending activities. The streamlined examination procedures for a small bank became effective on January 1, 1996.

                  A large retail institution is one which does not meet the "small bank" definition, above. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options prior to July 1997, but may opt to be examined under one of these two options prior to that time. Effective January 1, 1996, a large retail institution that opts to be examined pursuant to a strategic plan may submit its strategic plan to the bank regulators for approval.

                  In addition, the revised CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

                  The new CRA regulations will be phased in over a two-year period, beginning July 1, 1995, with a final effective date of July 1, 1997. Until the applicable test is phased in, institutions may be examined under the prior CRA regulations.

                  On December 27, 1995, the federal banking regulators issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

                  For the purposes of the revised CRA regulations and based upon financial information as of December 31, 1996, Phillipsburg National Bank is deemed to be a large retail institution and Twin Rivers is deemed to be a small bank. In the future, Phillipsburg National Bank will be evaluated for CRA compliance using the three-part, performance-based test. Under the 12 assessment factors contained in the prior CRA regulations, Phillipsburg National Bank received an "outstanding" rating in 1995. Twin Rivers was evaluated for CRA compliance using the streamlined procedures for a small bank and received a "satisfactory" rating in 1996. The Bank Subsidiaries expect to receive a rating under the revised CRA regulations which is consistent with its current ratings.


Item 2.  Properties

                  The following table describes the properties owned or leased by Vista and the Bank Subsidiaries:

                                                                      Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---
Vista
291 Pickford Avenue                 Leased - $62,779                   6,612       Operations Center
Phillipsburg, NJ  08865             Annual Rental

Phillipsburg National Bank
305 Roseberry Street                Owned                             18,393       Administrative Offices and
Phillipsburg, NJ  08865                                                            Loan Center

115 South Main Street               Owned                              3,276       Main Office
Phillipsburg, NJ  08865

755 Route 22 West                   Leased - $24,000                   3,750       Hillcrest Branch Office
Phillipsburg, NJ  08865             Annual Rental

331 Third Avenue                    Owned                              3,220       Alpha Branch Office
Alpha, NJ  08865

                                                                      Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---

716 Route 57                        Owned                              2,500       Greenwich Branch Office
Stewartsville, NJ  08886

1200 Route 22 East, Suite 619       Leased - $17,875                     715       Phillipsburg Mall Extension
Phillipsburg, NJ  08865             Annual Rental

1192 Route 22 East                  Building Owned, Land               3,472       Phillipsburg Mall Branch
Phillipsburg, NJ  08866             Leased - $47,916 Annual Rental                 Office

39 Laneco Plaza                     Leased - $63,840                   2,200       Clinton Branch Office
Route 513 at I-78, Exit 15          Annual Rental
Clinton, NJ  08809

48 West Washington Avenue           Owned                              2,100       Washington Branch Office
Washington, NJ  07882

Route 57 West and                   Owned                              3,139       Washington Township Branch
Mill Pond Road                                                                     Office
Washington, NJ  07882

309 Highway 202                     Building Owned, Land               3,200       Flemington Branch Office
Flemington, NJ  08822               Leased - $28,820 Annual Rental

Twin Rivers
2925 William Penn Highway           Leased - $102,263                  7,316       Main Office, Administrative
Easton, PA  18045                   Annual Rental                                  Offices and Loan Center

61 North Third Street               Owned                              3,500       Easton Branch Office
Easton, PA  18042

2850 Easton Avenue                  Leased - $50,000                   2,645       Butztown Branch Office
Bethlehem, PA  18017                Annual Rental

1003 West Broad Street              Owned                              1,750       Bethlehem Branch Office
Bethlehem, PA  18018


                  For information with respect to obligations for lease rentals, refer to Note 12 of the Notes to Consolidated Financial Statements in Vista's Annual Report filed at Exhibit 13 hereto and is incorporated in its entirety by reference. The branches that are under lease have customary commercial lease options to extend the terms of the applicable lease.

                  It is management's opinion that the facilities currently utilized are suitable and adequate for current and immediate future purposes.

Item 3.  Legal Proceedings

                  General

                  The nature of Vista's and the Bank Subsidiaries' business generates a certain amount of litigation involving matters arising in the ordinary course of business. However, in the opinion of management of Vista and the Bank Subsidiaries, there are no proceedings pending to which Vista and the Bank Subsidiaries are a party or to which their property is subject, which, if determined adversely to Vista and the Bank Subsidiaries, would be material in relation to Vista's and the Bank Subsidiaries' undivided profits or financial condition, nor are there any proceedings pending other than ordinary routine litigation incident to the business of Vista and the Bank Subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against Vista and the Bank Subsidiaries by government authorities or others.

                  Environmental Issues

                  There are several federal and state statutes that govern the obligations of financial institutions with respect to environmental issues. Besides being responsible under such statutes for its own conduct, a bank also may be held liable under certain circumstances for actions of borrowers or other third parties on properties that collateralize loans held by the bank. Such potential liability may far exceed the original amount of the loan made by the bank. Currently, the Bank Subsidiaries are not a party to any pending legal proceedings under any environmental statue nor are the Bank Subsidiaries aware of any circumstances that may give rise to liability of them under any such statute.


                                     Part II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

                  Market Information

                  Vista Bancorp, Inc. Common Stock trades on The SmallCap Market tier of The Nasdaq Stock Market under the symbol "VBNJ".

                  The following table sets forth the high and low "bid" information appearing on The Nasdaq Stock Market for the period indicated on a quarterly basis. The "bid" prices in the over-the-counter market represent prices between dealers and do not include retail markups, mark-downs or commissions and, therefore, may not represent actual sales prices.

                                                    High             Low
                                                    ----             ---

1995:
         First quarter...............               $ 9.50          $ 9.00
         Second quarter..............               $10.25          $ 9.50
         Third quarter...............               $11.25          $10.25
         Fourth quarter..............               $12.00          $12.00

1996:
         First quarter...............               $12.00          $11.50
         Second quarter..............               $12.25          $11.50
         Third quarter...............               $12.25          $12.00
         Fourth quarter..............               $14.00          $12.00


                  Dividends

                  Vista pays dividends on the outstanding shares of its Common Stock as determined by the Board of Directors from time to time. It has been the practice of the Board of Directors to declare cash dividends on a quarterly basis. It is the present intention of Vista's Board of Directors to continue to pay regular quarterly cash dividends; however, the declaration and payment of future dividends is at the sole discretion of the Board of Directors and the amount, if any, depends upon the earnings, financial condition and capital needs of Vista and the Bank Subsidiaries, as well as other factors, including restrictions arising from federal and state banking laws and regulations to which Vista and the Bank Subsidiaries are subject.

                  The following table shows the cash dividends paid per share of Vista Common Stock for the indicated periods.


                                                               Cash Dividends
                                                               Paid Per Share
                                                               --------------

1995:
         First quarter...................................          $.08
         Second quarter..................................           .08
         Third quarter...................................           .09
         Fourth quarter..................................           .09

1996:
         First quarter...................................          $.09
         Second quarter..................................           .09
         Third quarter...................................           .10
         Fourth quarter..................................           .10

                  Shareholders

                  As of December 31, 1996, Vista had approximately 772 holders of the Common Stock.

                  Dividend Restrictions

                  Under the New Jersey Business Corporation Act, Vista may not pay a dividend if, after giving effect thereto, either (a) Vista would be unable to pay its debts as they become due in the usual course of business or (b) Vista's total assets would be less than its total liabilities. The determination of total assets and liabilities may be based upon: (i) financial statements prepared on the basis of generally accepted accounting principles, (ii) financial statements that are prepared on the basis of other accounting practices and principles that are reasonable under the circumstances, or (iii) a fair valuation or other method that is reasonable under the circumstances.

                  Phillipsburg National Bank is subject to the rules governing the payment of dividends promulgated by the OCC. Phillipsburg National Bank may not pay dividends from capital (unimpaired common and preferred stock outstanding) but only from retained earnings after deducting losses and bad debts therefrom. "Bad debts" are defined as matured obligations in which interest is past due and unpaid for ninety (90) days, but do not include well-secured obligations that are in the process of collection.

                  Phillipsburg National Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on its capital common stock until any cumulative dividends on Phillipsburg National Bank's preferred stock (if any) have been paid in full. Phillipsburg National Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, Phillipsburg National Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. Section 1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. Phillipsburg National Bank's unrestricted retained earnings and net income available that could be paid as a dividend to Vista under the current OCC rules were $6.8 million as of December 31, 1996.

                  Similar to Phillipsburg National Bank, the future dividends of Twin Rivers are also subject to certain regulatory considerations and the discretion of its Board of Directors and will depend upon a number of factors, including operating results, financial conditions and general business conditions. Vista is entitled to receive dividends, as and when declared by the Board of Directors of Twin Rivers, out of funds legally available therefor, subject to the restrictions set forth in the Pennsylvania Banking Code of 1965 (the "Pennsylvania Banking Code") and the Federal Deposit Insurance Act.

                  The Pennsylvania Banking Code provides that cash dividends may be declared and paid only out of accumulated net earnings and that, prior to the declaration of any dividend, if the surplus of Twin Rivers is less than the amount of its capital, Twin Rivers shall, until surplus is equal to such amount, transfer to surplus an amount which is at least 10% of the net earnings of Twin Rivers for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of Twin Rivers is less than 50% of the amount of capital, no dividend may be declared or paid without the prior approval of the Pennsylvania Department of Banking until such surplus is equal to 50% of Twin Rivers' capital.

                  As of December 31, 1996, there were $915 thousand accumulated net earnings available at Twin Rivers that could be paid as a dividend to Vista under current Pennsylvania law.

                  The Federal Deposit Insurance Act generally prohibits all payments of dividends by any bank which is in default on any assessment for deposit insurance premium to the FDIC.


Item 6.  Selected Financial Data

                  The information called for by this item is filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 6.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Vista's Annual Report (at page
4) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this Item 7.


Item 8.  Financial Statements and Supplementary Data

                  Vista's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 21) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8. Moreover, certain additional financial information pertaining to bank holding companies, under SEC Guide 3, is set forth (at page 89) and filed at Exhibit 99B hereto is incorporated by reference under this Item 8.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant

                  The captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Information As To Nominees, Directors and Executive Officers" and "Principal Officers" contained in Vista's Proxy Statement (at pages 5, 6 and 8, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 10.

Item 11. Executive Compensation

                  The captions "Remuneration of Officers and Directors" contained in Vista's Proxy Statement (at page 9) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.



Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The caption "Principal Beneficial Owners of Vista's Stock" contained in Vista's Proxy Statement (at page 2) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.


Item 13. Certain Relationships and Related Transactions

                  The information under the caption "Certain Transactions" contained in Vista's Proxy Statement (at page 12) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 13.


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                  (a) 1. The Registrant's consolidated financial statements and notes thereto as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 hereto and are incorporated in their entirety by reference under this Item 14(a)1.

                      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      3. The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) hereto.

                  (b) Reports on Form 8-K

                      Vista filed no reports on Form 8-K during the last quarter of the year ended December 31, 1996.

                  (c)      Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K                   Description of Exhibit
--------------------------                   ----------------------

          2                          None.
          3A                         Articles of Incorporation filed on April 15, 1988, at
                                     Exhibit B to Form S-4 (No. 33-21260), and hereby
                                     incorporated by reference.
          3B                         By-laws of Vista filed on April 15, 1988, at Exhibit C to
                                     Form S-4 (No. 33-21260), and hereby incorporated by
                                     reference.
          4                          None.
          9                          None.
          10                         None.
          11                         None.
          13                         Portions of the Annual Report to Shareholders for Fiscal
                                     Year Ended December 31, 1996.
          16                         None.
          18                         None.
          19                         None.
          21                         List of Subsidiaries, filed on September 4, 1991, at
                                     Exhibit 22 to Form S-1 (Nos. 33-42565 and 33-42569), and
                                     hereby incorporated by reference.
          22                         None.
          23                         None.
          24                         None.
          27                         Financial Data Schedule.
          99A                        Portions of the Proxy Statement for the Annual Meeting of
                                     Shareholders to be held April 23, 1997.
          99B                        SEC Guide 3 Financial Information.


                                   SIGNATURES


                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
         (Issuer)



By:      /s/ Barbara Harding
         --------------------------
         Barbara Harding
         President

Date:    March 21, 1997


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:      /s/ Barbara Harding
         --------------------------
         Barbara Harding
         President and Director
         (Chief Executive Officer)

Date:    March 21, 1997



By:
         --------------------------
         Richard A. Cline
         Director

Date:    March ____, 1997



By:      /s/ Harold J. Curry
         --------------------------
         Harold J. Curry
         Director

Date:    March 21, 1997

By:      /s/ Dale F. Falcinelli
         --------------------------
         Dale F. Falcinelli
         Director

Date:    March 21, 1997



By:      /s/ James T. Finegan, Jr.
         --------------------------
         James T. Finegan, Jr.
         Director

Date:    March 21, 1997



By:      /s/ Barry L. Hajdu
         --------------------------
         Barry L. Hajdu
         Director

Date:    March 21, 1997



By:      /s/ David L. Hensley
         --------------------------
         David L. Hensley
         Director

Date:    March 21, 1997



By:
         --------------------------
         Thomas F. McGinley
         Chairman of the Board
          and Director

Date:    March ____, 1997

By:      /s/ Marc S. Winkler
         --------------------------
         Marc S. Winkler
         Director

Date:    March 21, 1997



By:      /s/ Mark A. Reda
         --------------------------
         Mark A. Reda
         Director

Date:    March 21, 1997



By:      /s/ William F. Keefe
         --------------------------
         William F. Keefe
         Executive Vice President and
          Chief Financial Officer
         (Chief Financial and
          Accounting Officer)

Date:    March 21, 1997

                                INDEX TO EXHIBITS


Item Number            Description
-----------            -----------

       13             Portions of the Annual Report to
                         Shareholders for Fiscal Year
                         Ended December 31, 1996

       27             Financial Data Schedule

       99A            Portions of the Proxy Statement
                         for the Annual Meeting of
                         Shareholders to be held
                         April 23, 1997

       99B            SEC Guide 3 Financial Information