Form 10-Q
period 1997-03-31
VISTA BANCORP INC
filed 1997-05-15
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                                    ---------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to ___________________

Commission file number                    0-21264
                         ------------------------------------------------------

                               VISTA BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         New Jersey                                            22-2870972
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey        08865
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                 (908) 859-9500
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.    Yes    No
                                                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 30, 1997, there were 4,097,265 shares of $.50 par value Common Stock outstanding.

                              VISTA BANCORP, INC.
                                   Form 10-Q

                      For the period ended March 31, 1997

                                     Index
                                                                            PAGE
Part I     Financial Information

Item 1.    Financial Statements:

               Consolidated Balance Sheets - March 31, 1997
                 and December 31, 1996                                        3

               Consolidated Statements of Income - Three Months
                 Ended March 31, 1997 and 1996                                4

               Consolidated Statements of Changes in Shareholders' Equity -
                 Three Months Ended March 31, 1997 and
                 The Year Ended December 31, 1996                             5

               Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1997 and 1996                                6

               Notes to Consolidated Financial Statements                     7


Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     10


Part II    Other Information

Item 1.    Legal Proceedings                                                 19

Item 2.    Changes in Securities                                             19

Item 3.    Defaults Upon Senior Securities                                   19

Item 4.    Submission of Matters to a Vote of Security Holders               19

Item 5.    Other Information                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                  19

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Amounts in Thousands (Except Per Share and Share Data)

                                                                                           March 31,      December 31,
                                                                                              1997            1996
                                                                                          ----------------------------
Assets

Cash and cash equivalents:
  Cash and due from banks                                                                     $18,497         $18,370
  Federal funds sold                                                                            4,820          13,395
  Short-term investments                                                                          596           3,817
----------------------------------------------------------------------------------------------------------------------
        Total Cash and Cash Equivalents                                                        23,913          35,582
----------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $172,736 and $151,303 in 1997 and 1996,        171,343         152,368
----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
  Mortgage                                                                                    140,273         140,612
  Commercial                                                                                   84,438          78,250
  Consumer                                                                                     80,576          80,702
----------------------------------------------------------------------------------------------------------------------
        Total Loans                                                                           305,287         299,564
  Allowance for loan losses                                                                    (3,807)         (3,903)
----------------------------------------------------------------------------------------------------------------------
        Total Net Loans                                                                       301,480         295,661
----------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                          7,695           7,542
Accrued interest receivable                                                                     3,183           2,826
Other assets                                                                                    5,314           4,222
----------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                    $512,928        $498,201
----------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
  Demand:
    Noninterest-bearing                                                                       $43,955         $42,462
    Interest-bearing                                                                           70,534          69,908
  Savings                                                                                     115,941         111,671
  Time                                                                                        227,815         211,070
----------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                        458,245         435,111
----------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                  8,689          16,643
Long-term debt                                                                                  4,435           4,498
Accrued interest payable                                                                        1,230           1,102
Other liabilities                                                                               2,298           2,032
----------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                                     474,897         459,386
----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
    4,107,045 and 4,085,498 at March 31, 1997 and December 31, 1996, respectively               2,054           2,043
  Paid-in capital                                                                              13,372          13,092
  Retained earnings                                                                            23,601          22,984
  Treasury stock (5,780 shares)                                                                   (77)             (7)
  Net unrealized (loss) gain on securities available for sale                                    (919)            703

----------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                             38,031          38,815
----------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                                      $512,928        $498,201
----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Amounts in Thousands (Except Per Share and Share Data)


                                                                                          Three Months Ended March 31,
                                                                                              1997            1996
                                                                                          ----------------------------

Interest Income:
  Interest and fees on loans                                                                   $6,054          $5,454
  Interest on federal funds sold                                                                  204             144
  Interest on short-term investments                                                               28              74
  Interest on securities:
    Taxable                                                                                     2,403           2,300
    Nontaxable                                                                                    198             138
----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                                     8,887           8,110
----------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                                                          4,265           3,867
  Interest on borrowed funds                                                                      151             131
  Interest on long-term debt                                                                       78              86
----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                                    4,494           4,084
----------------------------------------------------------------------------------------------------------------------
        Net Interest Income                                                                     4,393           4,026

Provision for Loan Losses                                                                         195              45
----------------------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses                                     4,198           3,981
----------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts                                                             407             392
  Other service charges                                                                           116             128
  Net security gains                                                                               96              58
  Other income                                                                                     78             132
----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                                                    697             710
----------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                                                         1,914           1,609
  Occupancy expense                                                                               340             284
  Furniture and equipment expense                                                                 342             287
  Other expense                                                                                   780             711
----------------------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                                                 3,376           2,891
----------------------------------------------------------------------------------------------------------------------
        Income Before Provision for Income Taxes                                                1,519           1,800

Provision for Income Taxes                                                                        493             628
----------------------------------------------------------------------------------------------------------------------
            Net Income                                                                         $1,026          $1,172
----------------------------------------------------------------------------------------------------------------------

            Earnings per Share                                                                  $0.25           $0.29
----------------------------------------------------------------------------------------------------------------------

            Weighted Average Number of Common Shares Outstanding                            4,089,236       4,003,962
----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Amounts in Thousands (Except Per Share and Share Data)


                                                   For The Year Ended December 31, 1996 and
                                                   For The Three Months Ended March 31, 1997
                                                                                                       Net Unrealized
                                                                                                       (Loss) Gain on
                                                                                                        Securities        Total
                                              Shares     Common     Paid-in    Retained     Treasury     Available     Shareholders'
                                            Outstanding  Stock      Capital    Earnings      Stock       for Sale         Equity
                                           ----------------------------------------------------------------------------------------
Balance, December 31, 1995                   3,998,564   $2,000     $12,064     $20,268         $(7)      $1,520           $35,845

  Net income - 1996                                  -        -           -       4,248           -            -             4,248

  Cash dividends - $.38 per share                    -        -           -      (1,532)          -            -            (1,532)

  Net proceeds from
    issuance of common stock                    86,154       43         998           -           -            -             1,041

  Deferred compensation                              -        -          30           -           -            -                30

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                    -        -           -           -           -         (817)             (817)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                   4,084,718    2,043      13,092      22,984          (7)         703            38,815

  Net income - 1997                                  -        -           -       1,026           -            -             1,026

  Cash dividends - $.10 per share                    -        -           -        (409)          -            -              (409)

  Net proceeds from
    issuance of common stock                    21,547       11         269           -           -            -               280

  Purchase of Treasury Stock                    (5,000)       -           -           -         (70)           -               (70)

  Deferred compensation                              -        -          11           -           -            -                11

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                    -        -           -           -           -       (1,622)           (1,622)

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                      4,101,265   $2,054     $13,372     $23,601        ($77)       ($919)          $38,031
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands

                                                                                          Three Months Ended March 31,
                                                                                              1997            1996

                                                                                          ----------------------------
Cash Flows From Operating Activites:
  Net Income                                                                                   $1,026          $1,172
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                                249             223
     Provision for loan losses                                                                    195              45
     Increase (decrease) in deferred income                                                        15            (147)
     Increase in accrued interest receivable                                                     (357)            (99)
     Increase (decrease) in accrued interest payable                                              128             (53)
     Increase in other assets                                                                    (287)           (949)
     Increase in other liabilities                                                                277             569
     Net amortization of premium on securities                                                     73             160
     Net security gains                                                                           (96)            (58)
----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                                              1,223             863
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of securities available for sale                                     4,690           8,941
  Proceeds from sales of securities available for sale                                          4,590          16,012
  Purchases of securities available for sale                                                  (30,690)        (44,463)
  Proceeds from maturities of securities held to maturity                                           -               -
  Purchases of securities held to maturity                                                          -               -
  Net (increase) decrease in loans                                                             (6,038)             61
  Net capital expenditures                                                                       (362)            (95)
----------------------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                               (27,810)        (19,544)
----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net increase in demand and savings deposits                                                   6,389           2,394
  Net increase (decrease) in time deposits                                                     16,745            (997)
  Net (decrease) increase in borrowed funds                                                    (7,954)          1,543
  Net decrease in long-term debt                                                                  (63)            (55)
  Net proceeds from issuance of common stock                                                      280             241
  Purchases of treasury stock                                                                     (70)              -
  Cash dividends paid                                                                            (409)           (360)
----------------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Financing Activities                                             14,918           2,766
----------------------------------------------------------------------------------------------------------------------

         Net Decrease in Cash and Cash Equivalents                                            (11,669)        (15,915)
         Cash and Cash Equivalents, Beginning of Period                                        35,582          36,148
----------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                             $23,913         $20,233
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                $4,366          $4,137
  Income taxes paid                                                                                 -               -

Supplemental Disclosures of Investing and Financing Activities:
  Transfers from loans to other real estate owned                                                   9               -
  Net unrealized (loss) gain in the fair value of securities available for sale                (2,458)         (2,543)
  Increase (decrease) in deferred tax asset related to net unrealized
    (loss) gain in the fair value of securities available for sale                                836             865
  Net unrealized (loss) gain in the fair value of securities available for sale,
    net of income taxes                                                                        (1,622)         (1,678)
  Deferred compensation                                                                            11               7

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------


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

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principals requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1996.

         Results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.


Note 2.  Securities

         Gains or losses are recognized and shown separately in the statements of income on realization or when values are deemed to have been other than temporarily impaired. Recognition of these gains or losses is based on the specific identification method. Proceeds from the sales of securities available for sale (AFS) during the first quarter of 1997 and 1996 were $4.6 million and $16.0 million, respectively. Gross realized gains of $96 thousand were recognized on the sales of securities AFS during the first quarter of 1997. For the first quarter of 1996 gross realized gains of $67 thousand and gross realized losses of $9 thousand were recognized on the sales of securities AFS.

         The amortized cost, estimated market value and contractual maturity information for securities AFS at March 31, 1997 and December 31, 1996, are disclosed on the following page. Securities not due at a single maturity date, such as mortgage-backed securities, are disclosed separately rather than allocated over several maturity categories.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------


Notes to Consolidated Financial Statements - (Continued)


Note 2. Securities (Continued)



Securities Available for Sale                                           March 31, 1997
---------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross       Estimated
                                                    Amortized     Unrealized    Unrealized      Market
Amounts in Thousands                                   Cost         Gains         Losses        Value
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $25,553           $11         ($270)      $25,294
U.S. Government agencies and corporations               15,815             3          (219)       15,599
State and political subdivisions                        19,248            23          (229)       19,042
Corporate debt securities                               10,183            67           (51)       10,199
Mortgage-backed securities                              99,320           730        (1,458)       98,592
Equity securities                                        2,617             -             -         2,617
---------------------------------------------------------------------------------------------------------
  Total securities available for sale                 $172,736          $834       ($2,227)     $171,343
---------------------------------------------------------------------------------------------------------



Securities Available for Sale                                           December 31, 1996
---------------------------------------------------------------------------------------------------------
                                                                    Gross         Gross       Estimated
                                                    Amortized     Unrealized    Unrealized      Market
Amounts in Thousands                                   Cost         Gains         Losses        Value
---------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $19,552          $100          ($76)      $19,576
U.S. Government agencies and corporations               12,324            46           (52)       12,318
State and political subdivisions                        14,369            69           (38)       14,400
Corporate debt securities                               10,691           159           (16)       10,834
Mortgage-backed securities                              91,750         1,339          (466)       92,623
Equity securities                                        2,617             -             -         2,617
---------------------------------------------------------------------------------------------------------
  Total securities available for sale                 $151,303        $1,713         ($648)     $152,368
---------------------------------------------------------------------------------------------------------


                                                           Securities                  Securities
                                                       Available for Sale          Available for Sale
                                                          March 31, 1997            December 31, 1996
---------------------------------------------------------------------------------------------------------
                                                                  Estimated                   Estimated
                                                    Amortized       Market      Amortized       Market
Amounts in Thousands                                   Cost         Value          Cost         Value
---------------------------------------------------------------------------------------------------------
Maturing within one year                               $11,430       $11,426        $9,658        $9,676
Maturing after one year but within five years           44,717        44,319        36,580        36,751
Maturing after five years but within ten years           9,740         9,545         9,375         9,379
Maturing after ten years                                 4,912         4,844         1,323         1,322
No Maturity                                              2,617         2,617         2,617         2,617
Mortgage-backed securities                              99,320        98,592        91,750        92,623
---------------------------------------------------------------------------------------------------------
  Total securities available for sale                 $172,736      $171,343      $151,303      $152,368
---------------------------------------------------------------------------------------------------------

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------


Notes to Consolidated Financial Statements - (Continued)


Note 3.  Loans

         At March 31, 1997, the total impaired loans recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 114 and SFAS No. 118 were $2.7 million, of which $499 thousand were valued based upon discounted cash flows and $2.2 million using the fair value of collateral. Based on these methods, $542 thousand of the $3.8 million allowance for loan losses was allocated against the $2.7 million of impaired loans. The remaining allowance for loan losses, totalling $3.3 million at March 31, 1997, is available to absorb losses in Vista's entire credit portfolio. Vista's total average impaired loans during the quarter ended March 31, 1997 was approximately the same as the balance at March 31, 1997. Interest income recorded on total impaired loans during the first quarter of 1997 was immaterial.


Note 4.  Recently Issued Accounting Standards

         In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, "Accounting for Transfers of Securities and Extinguishment of Liabilities." SFAS No. 125 provides standards based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity would recognize the financial and servicing assets it controls and the liabilities it has incurred, remove financial assets from the balance sheet when control has been surrendered, and remove liabilities from the balance sheet when they have been extinguished. This statement supersedes SFAS No. 122 which was originally effective for transfers of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 127 issued in December 1996 delayed the effective date of certain provisions of SFAS No. 125 as they affect transfers of financial assets until after December 31, 1997. Earlier or retroactive application of either standard is not permitted. Management has not yet determined the effect of these statements on Vista's financial position or results of operations.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Factors That May Affect Future Results."


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

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------

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


Results of Operations for the periods ended March 31, 1997 and March 31, 1996

         For the first quarter of 1997, Vista reported a 12% decrease in net income to $1.026 million, or $.25 per common share compared to net income of $1.172 million or $.29 per common share reported for the first quarter of 1996. The decrease in net income for the first quarter of 1997 was primarily due to higher operating expenses in connection with Vista's announced major branch expansion, added staff and a higher provision for loan losses, which in turn were offset in part by a higher level of net interest income. The three branches were acquired in late 1996 without deposits and consequently the start-up costs of expansion are expected to impact earnings for a period of twelve to eighteen months until the acquired branches can grow deposits and deploy the funds into loans and investments in order to reach a break-even point for profitability. These estimates are based on historical experience and management's judgement. There can be no guarantee that these branches will reach a break-even level of profitability according to this time frame.

         Return on average shareholders' equity equaled 10.57%, and return on average assets equaled .82% for the first quarter of 1997 compared to 12.94% and 1.03%, respectively, for the first quarter of 1996.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------

        Tax-equivalent net interest income amounted to $4.5 million for the first quarter of 1997, an increase of approximately $400 thousand, or 10%, compared to $4.1 million earned in the first quarter of 1996. The tax-equivalent net interest rate spread increased 2 basis points to 3.27% for the quarter compared to the prior year quarter of 3.25%. The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, remained unchanged at 3.77% for the first quarter of 1997 compared to the first quarter of 1996.

        Interest income on a tax-equivalent basis amounted to $9.0 million for the first quarter of 1997, an increase of approximately $800 thousand, or 10%, compared to $8.2 million in interest income earned in the first quarter of 1996. The increase in interest income was largely due to a higher volume of average interest-earning assets which increased interest income by $939 thousand. Lower yields on the loan portfolio accounted for the majority of the $132 thousand decline in interest income. The average yield on interest-earning assets increased 1 basis point to 7.55% for the first quarter of 1997 compared to 7.54% for the first quarter in 1996.

         Interest expense amounted to $4.5 million for the first quarter of 1997, an increase of approximately $400 thousand, or 10%, compared to $4.1 million in the first quarter of 1996. The increase is due primarily to a higher volume of average interest-bearing liabilities which increased interest expense by $500 thousand. Lower rates paid for the majority of deposits, except savings, reduced interest expense by $89 thousand. The average cost of funds on interest-bearing liabilities was largely unchanged at 4.28% in the first quarter of 1997, compared to 4.29% in the comparable quarter of 1996.

         The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended March 31, 1997 and 1996, are also reflected.

         The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

         For the first quarter of 1997, total noninterest income equaled $697 thousand substantially unchanged from $710 thousand noninterest income earned in the first quarter of 1996.

         Income from service charges on deposit accounts increased 4% to $407 thousand in the first quarter of 1997 from $392 thousand in the comparable quarter of 1996. The majority of the increase resulted from a higher level of fees earned from nonsufficient funds (NSF) on personal checking accounts and fees earned on commercial accounts attributable to a greater volume of item processing activity.

          Other service charges declined 9% to $116 thousand in the first quarter of 1997 compared to $128 thousand in the similar quarter of 1996 due primarily to lower levels of fees from loan origination activities and fees earned from the sale of life insurance protection on certain consumer loans.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------

Consolidated Average Balances, Net Interest Income and Average Rates                     Three Months Ended March 31,
(Tax-equivalent Basis)
                                                                                  1997                              1996
                                                                     -----------------------------     -----------------------------
                                                                       Average            Average        Average            Average
Amounts in Thousands (Except Percentages)                             Balances   Interest  Rates        Balances   Interest  Rates
                                                                         (1)       (2)      (3)            (1)       (2)      (3)
                                                                     -----------------------------     -----------------------------
Assets
Federal funds sold                                                      $15,581     $204     5.31%        $10,721     $144     5.40%
Short-term investments                                                    2,242       28     5.06%          5,483       74     5.43%
------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                        17,823      232     5.28%         16,204      218     5.41%
------------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                          21,521      320     6.03%         28,032      414     5.94%
  U.S. Government agencies and corporations                             109,523    1,868     6.92%         96,992    1,601     6.64%
  States and other political subdivisions                                17,369      270     6.30%         12,577      186     5.95%
  Other                                                                  13,107      215     6.65%         17,202      284     6.64%
------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                                   161,520    2,673     6.71%        154,803    2,485     6.46%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:  (4)
  Mortgage                                                              139,971    2,634     7.63%        134,670    2,549     7.61%
  Commercial                                                             81,367    1,818     9.06%         65,704    1,536     9.40%
  Consumer                                                               80,897    1,611     8.08%         64,012    1,373     8.63%
------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                        302,235    6,063     8.14%        264,386    5,458     8.30%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                                 481,578    8,968     7.55%        435,393    8,161     7.54%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                  16,372                            15,663
Allowance for loan losses                                                (3,924)                           (3,984)
Other assets                                                             14,969                            12,522
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                               27,417                            24,201
------------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                            $508,995                          $459,594
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                                $72,189     $387     2.17%        $67,172     $410     2.45%
  Savings                                                               112,966      894     3.21%        106,658      827     3.12%
  Time                                                                  192,299    2,577     5.43%        167,300    2,286     5.50%
  Time deposits $100,000 and over                                        30,165      407     5.47%         24,742      344     5.59%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                    407,619    4,265     4.24%        365,872    3,867     4.25%
------------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                         13,330      151     4.59%         11,900      131     4.43%
  Long-term debt                                                          4,497       78     7.03%          4,723       86     7.32%
------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                             17,827      229     5.21%         16,623      217     5.25%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                            425,446    4,494     4.28%        382,495    4,084     4.29%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                      40,502                            37,136
Other liabilities                                                         3,698                             3,526
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                          44,200                            40,662
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                                     39,349                            36,437
------------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity              $508,995                          $459,594
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Spread (tax-equivalent basis)                                 $4,474     3.27%                  $4,077     3.25%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                      (81)                              (51)
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                             $4,393                            $4,026
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                    3.77%                             3.77%
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

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------


Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                            Three Months Ended March 31,
                                                                  1997 vs. 1996
                                                          -------------------------------
                                                                      Increase (Decrease)
                                                                       Due to Changes in
                                                                     --------------------
Amounts in Thousands                                        Total      Average    Average
                                                          Change(1)     Volume     Rate
                                                          -------------------------------
Interest Income
Federal funds sold                                               $60        $64      ($4)
Short-term investments                                           (46)       (40)      (6)
-----------------------------------------------------------------------------------------
     Total Short-term Investments                                 14         24      (10)
-----------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                  (94)       (96)       2
  U.S. Government agencies and corporations                      267        212       55
  States and other political subdivisions                         84         73       11
  Other                                                          (69)       (67)      (2)
-----------------------------------------------------------------------------------------
     Total Securities                                            188        122       66
-----------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                        85        100      (15)
  Commercial                                                     282        352      (70)
  Consumer                                                       238        341     (103)
-----------------------------------------------------------------------------------------
     Total Loans                                                 605        793     (188)
-----------------------------------------------------------------------------------------

     Total Interest Income                                       807        939     (132)
-----------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                         (23)        29      (52)
  Savings                                                         67         50       17
  Time                                                           291        335      (44)
  Time deposits $100,000 and over                                 63         73      (10)
-----------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                             398        487      (89)
-----------------------------------------------------------------------------------------

Borrowed funds                                                    20         17        3
Long-term debt                                                    (8)        (4)      (4)
-----------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                      12         13       (1)
-----------------------------------------------------------------------------------------

     Total Interest Expense                                      410        500      (90)
-----------------------------------------------------------------------------------------

         Net Interest Income (tax-equivalent basis)             $397       $439     ($42)
-----------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change".
(2)      Includes nonaccrual loans.

        In the first quarter of 1996, other income included a one-time gain of $62 thousand on the sale of the student loan portfolio by Phillipsburg National Bank. Excluding the effect of this gain, other income for the first quarter of 1997 increased 11% to $78 thousand from $70 thousand earned in the first quarter of 1996. The increase was due to higher revenues from the Trust Department at Phillipsburg National Bank.

         In the first quarter of 1997, Vista sold $4.6 million of securities compared to $16.0 million of securities sold in the first quarter of 1996 resulting in net gains of $96 thousand and $58 thousand, respectively. The sales are not expected to have a material effect on the yield on the securities portfolio.

         For the first quarter of 1997 total noninterest expense increased 17% to $3.4 million from $2.9 million in the first quarter of 1996. When annualized, noninterest expense expressed as a percentage of total average assets increased to 2.69% for the first quarter of 1997 from 2.53% in the first quarter one year ago. The increase is due largely to Vista's announced 30% expansion of its branch network, as well as staffing enhancements made in retail banking, commercial lending, operations and technology. The first quarter of 1997 is the first full quarter of operations for the three new branch sites.

         The largest component of Vista's cost structure is salary and benefits expense which increased 19% to $1.9 million for the first quarter of 1997 compared to $1.6 million for the similar quarter of 1996. Full-time equivalent employees increased to 213 in the first quarter of 1997 from 181 full-time equivalent employees in the comparable quarter of 1996.

         Separately, salary expense increased $237 thousand or 19% due to the need to staff three new branches, added professional staff in key areas and normal merit increases. Benefits expense increased $69 thousand or 19% in the first quarter of 1997 over the same period last year due to increases in company subsidized medical insurance premiums, payroll taxes and other staff benefits.

         Occupancy expense increased 20% to $340 thousand in the first quarter of 1997 from $284 thousand in 1996 due to increased costs to operate and maintain 14 branch facilities in the first quarter of 1997 compared to 11 facilities in the first quarter of 1996. The majority of the increase in expenses resulted from higher building depreciation, rental expense, utilities, property insurance and real estate property tax expense.

         Furniture and equipment expense increased 19% to $342 thousand in the first quarter of 1997 from $287 thousand in the first quarter of 1996 due primarily to upgrades in technology and automation, furniture and equipment depreciation and increased telephone and data line communication charges.

         Other expense, consisting mainly of marketing, real estate owned expenses, professional fees, printing, stationery and supplies, and postage expenses, increased 10% to $780 thousand in the first quarter of 1997 from $711 thousand for the same quarter of in 1996. Such increases are commensurate with Vista's growth and the need to compete aggressively in its markets for loans and deposits.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------

        Vista's provision for income taxes decreased $135 thousand, or 21%, to $493 thousand for the first quarter of 1997 from $628 thousand in the first quarter of 1996 due largely to a lower level of pretax income. The effective tax rate declined to 32.4% in the first quarter 1997 from 34.9% in the first quarter of 1996 due to a higher level of tax exempt interest income.


Financial Condition -  March 31, 1997 versus December 31, 1996

         At March 31, 1997, consolidated total assets equaled $513 million which represented an increase of approximately $15 million from $498 million in consolidated total assets at December 31, 1996. The increase was largely due to strong deposit growth from the three new branch facilities located in Flemington, New Jersey and Butztown and Bethlehem in Pennsylvania which all became operational in late 1996.

         Securities available for sale equaled $171 million at March 31, 1997 with 58% of the portfolio comprised of fixed and variable rate mortgage-backed securities with pass-through, balloon and adjustable-rate structures, 24% in U.S. Government and Federal agency debt instruments, 11% in tax-exempt securities and the balance in other securities. Securities available for sale increased $19 million or 13% from year-end 1996. The portfolio activity during the first quarter of 1997 included $31 million in purchases, $5 million in sales and $5 million of maturities. Vista had maintained higher than average short-term cash equivalents at December 31, 1996 and utilized these available funds during the first quarter of 1997 as bond market interest rates increased and provided an opportunity to improve interest income.

         Total loans equaled $305 million at March 31, 1997, reflecting an increase of $5 million from $300 million in total outstanding loans at year-end 1996. This increase occurred in commercial loans and was consistent with Vista's objective to lessen its concentration in mortgage loans and diversify the portfolio mix while improving yields and profitability by increasing its concentration in consumer and small business lending. At March 31, 1997, Vista's loan to deposit ratio was 66.6% compared to 68.9% at December 31, 1996.

         Total deposits amounted to $458 million at March 31, 1997, reflecting an increase of $23 million in total deposits since year-end 1996. Deposit growth was experienced in all categories with the largest increases seen in retail time deposits, time deposits over $100 thousand and savings accounts. The opening of the three new branch facilities was complimented by special promotional campaigns designed to attract deposits which in turn would be reinvested into securities and loans in order to offset the significant growth in operating expense which accompanies the expansion efforts. Variable-rate tiered savings products with money market rates are offered to customers who maintain high balances. Strategies deployed during the first quarter of 1997 proved successful in attracting deposits to these savings accounts.

         At March 31, 1997, time deposits, including those $100 thousand and over, remained the largest component of Vista's total deposit base, equaling 50% compared to 49% at year-end 1996. Demand accounts equaled 17% of total interest-bearing deposits at March 31, 1997 compared to 18% at year-end 1996. Savings accounts equaled 28% of total interest-bearing deposits at March 31, 1997 and at year-end 1996.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------

        Total borrowed funds and long-term debt equaled $13 million at March 31, 1997, a decrease of approximately $8 million from the $21 million outstanding at December 31, 1996. Certain short-term borrowings were repaid as bond market rates increased during the first quarter of 1997.

         Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $4.6 million at March 31, 1997 and $4.5 million at December 31, 1996, or 1.51% and 1.48% of total outstanding loans and ORE, respectively. The percentage increase was due to an increase in nonaccrual mortgage and consumer loans, offset in part, by a reduction in nonaccrual commercial loans. ORE remained unchanged from year-end 1996 at $1.3 million.

         The allowance for loan losses equaled $3.8 million at March 31, 1997 a narrow decline from $3.9 million at year-end 1996. The allowance equaled 1.25% of total loans at March 31, 1997, compared to 1.30% at December 31, 1996. Net charge-offs to the allowance during the first quarter of 1997 totaled $291 thousand and consisted primarily of charged off loans in the indirect auto loan portfolio totaling $163 thousand and $128 thousand of commercial loan charge-offs on one unsecured line of credit.

         The provision for loan losses equaled $195 thousand for the first quarter of 1997 compared to $45 thousand in the first quarter of 1996. At March 31, 1997, the allowance for loan losses represented 114% of total nonaccrual loans as compared to 123% at December 31, 1996.

         At March 31, 1997, cash and cash equivalents equaled $23.9 million which represented a decrease of $11.7 million from the $35.6 million in cash and cash equivalents at December 31, 1996. Changes in cash are measured by changes in operating, investing and financing activities. The $11.7 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $16.1 million, which were then used for investing activities of $27.8 million.

         At March 31, 1997, net cash provided by operating activities equaled $1.2 million which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $14.9 million and consisted of a $23 million increase in deposits which offset an $8.0 million reduction in borrowed funds.

         At March 31, 1997 total shareholders' equity equaled $38.0 million representing a decrease of $800 thousand from the $38.8 million in shareholders' equity at December 31, 1996. This decrease was due to a $1.6 million reversal in the market value adjustment recorded for the available for sale portfolio, cash dividends paid of $409 thousand and $70 thousand of treasury stock purchases which will be used to fund stock plan awards. The decrease was offset in part by an increase resulting from $1.026 million in net income and $280 thousand in added capital raised through the various stock plans.

         Vista's dividend payout ratio equaled 39.9% for the quarter ended March 31, 1997, its highest level in several years. This trend is expected to continue for the balance of 1997 until such time as earnings increase. The increase in the dividend payout ratio was expected and is considered acceptable by management.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------

        Vista maintained a Tier I risk-based capital ratio of 13.28% and a total risk-based capital ratio of 14.83% at March 31, 1997, compared to 13.33% and 14.90%, respectively, at December 31, 1996. Vista maintained a leverage capital ratio of 7.58% at March 31, 1997 and 7.57% at December 31, 1996.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------


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

               (b) Reports on Form 8-K

                   The registrant has filed no reports on Form 8-K for the
               quarterly period ended March 31, 1997.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------








                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




         Vista Bancorp, Inc.
----------------------------------
      (Registrant)



Dated:  May 15, 1997
       ---------------------------


                                        By    /s/ William F. Keefe
                                          ------------------------------------

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

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------





INDEX TO EXHIBITS


Item Number                 Description                                    Page
-----------                 -----------                                    ----

     27                     Financial Data Schedules  . . . . . . . . .    22