Form 10-Q
period 1997-06-30
VISTA BANCORP INC
filed 1997-08-12
CIK 831979

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                                          -------------
                                    OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _________________

Commission file number                    0-21264

                               VISTA BANCORP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                           22-2870972
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey           08865
-------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

                                 (908) 859-9500
      --------------------------------------------------------------------
                (Issuer's telephone number, including area code)


  ----------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No
    ------     ------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes         No
                                                      ------     ------

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 31, 1997, there were 4,116,925 shares of $.50 par value Common Stock outstanding.

                              VISTA BANCORP, INC.
                                   Form 10-Q

                       For the period ended June 30, 1997

                                     Index
                                                                           PAGE
Part I     Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996                                            3

           Consolidated Statements of Income - Three Months and Six Months
             Ended June 30, 1997 and 1996                                     4

           Consolidated Statements of Changes in Shareholders' Equity -
                 Six Months Ended June 30, 1997 and
                 The Year Ended December 31, 1996                             5

           Consolidated Statements of Cash Flows - Six Months
             Ended June, 30, 1997 and 1996                                    6

           Notes to Consolidated Financial Statements                         7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8


Part II    Other Information

Item 1.    Legal Proceedings                                                 18

Item 2.    Changes in Securities                                             18

Item 3.    Defaults Upon Senior Securities                                   18

Item 4.    Submission of Matters to a Vote of Security Holders               18

Item 5.    Other Information                                                 18

Item 6.    Exhibits and Reports on Form 8-K                                  18

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
             Amounts in Thousands (Except Per Share and Share Data)

                                                                                                         June 30,      December 31,
                                                                                                           1997            1996
                                                                                                       ----------------------------
Assets

Cash and cash equivalents:
  Cash and due from banks                                                                                  $20,365         $18,370
  Federal funds sold                                                                                        11,625          13,395
  Short-term investments                                                                                     2,808           3,817
-----------------------------------------------------------------------------------------------------------------------------------
        Total Cash and Cash Equivalents                                                                     34,798          35,582
-----------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $178,706 and $151,303 in 1997 and 1996, respectively)       179,239         152,368
-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
  Mortgage                                                                                                 142,687         140,612
  Commercial                                                                                                87,173          78,250
  Consumer                                                                                                  83,304          80,702
-----------------------------------------------------------------------------------------------------------------------------------
        Total Loans                                                                                        313,164         299,564
  Allowance for loan losses                                                                                 (3,834)         (3,903)
-----------------------------------------------------------------------------------------------------------------------------------
        Total Net Loans                                                                                    309,330         295,661
-----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                       7,606           7,542
Accrued interest receivable                                                                                  3,162           2,826
Other assets                                                                                                 4,648           4,222
-----------------------------------------------------------------------------------------------------------------------------------
             Total Assets                                                                                 $538,783        $498,201
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
  Demand:
    Noninterest-bearing                                                                                    $49,439         $42,462
    Interest-bearing                                                                                        64,965          69,908
  Savings                                                                                                  117,400         111,671
  Time                                                                                                     241,790         211,070
-----------------------------------------------------------------------------------------------------------------------------------
        Total Deposits                                                                                     473,594         435,111
-----------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                              17,251          16,643
Long-term debt                                                                                               4,373           4,498
Accrued interest payable                                                                                     1,272           1,102
Other liabilities                                                                                            2,114           2,032
-----------------------------------------------------------------------------------------------------------------------------------
        Total Liabilities                                                                                  498,604         459,386
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
    4,126,630 and 4,085,498 at June 30, 1997 and December 31, 1997, respectively.                            2,063           2,043
  Paid-in capital                                                                                           13,655          13,092
  Retained earnings                                                                                         24,243          22,984
  Treasury stock (9,780 and 780 shares at June 30, 1997 and December 31, 1996, respectively)                  (133)             (7)
  Net unrealized gain on securities available for sale                                                         351             703
-----------------------------------------------------------------------------------------------------------------------------------
        Total Shareholders' Equity                                                                          40,179          38,815
-----------------------------------------------------------------------------------------------------------------------------------
             Total Liabilities and Shareholders' Equity                                                   $538,783        $498,201
-----------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
              Amounts in Thousands (Except Per Share and Share Data)



                                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                                             1997            1996          1997            1996
                                                                         ----------------------------  ----------------------------

Interest Income:
  Interest and fees on loans                                                  $6,290          $5,601       $12,344         $11,055
  Interest on federal funds sold                                                 139             146           343             290
  Interest on short-term investments                                              25              16            53              90
  Interest on securities:
    Taxable                                                                    2,596           2,375         4,999           4,675
    Nontaxable                                                                   216             151           414             289
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                                    9,266           8,289        18,153          16,399
-----------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Interest on deposits                                                         4,477           3,862         8,742           7,729
  Interest on borrowed funds                                                     124             122           275             253
  Interest on long-term debt                                                      80              83           158             169
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                                   4,681           4,067         9,175           8,151
-----------------------------------------------------------------------------------------------------------------------------------
        Net Interest Income                                                    4,585           4,222         8,978           8,248

Provision for Loan Losses                                                        195              45           390              90
-----------------------------------------------------------------------------------------------------------------------------------
        Net Interest Income After Provision for Loan Losses                    4,390           4,177         8,588           8,158
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
  Service charges on deposit accounts                                            406             383           813             775
  Other service charges                                                          134             137           250             257
  Net security gains (losses)                                                      4             (43)          100              15
  Other income                                                                    94              70           172             202
-----------------------------------------------------------------------------------------------------------------------------------
      Total Noninterest Income                                                   638             547         1,335           1,249
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                                        1,917           1,664         3,831           3,273
  Occupancy expense                                                              332             260           672             544
  Furniture and equipment expense                                                373             295           715             582
  Other expense                                                                  864             826         1,644           1,529
-----------------------------------------------------------------------------------------------------------------------------------
      Total Noninterest Expense                                                3,486           3,045         6,862           5,928
-----------------------------------------------------------------------------------------------------------------------------------
        Income Before Provision for Income Taxes                               1,542           1,679         3,061           3,479

Provision for Income Taxes                                                       491             561           984           1,189
-----------------------------------------------------------------------------------------------------------------------------------
            Net Income                                                        $1,051          $1,118        $2,077          $2,290
-----------------------------------------------------------------------------------------------------------------------------------

            Earnings per Share                                                 $0.26           $0.28         $0.51           $0.57
-----------------------------------------------------------------------------------------------------------------------------------

            Weighted Average Number of Common Shares Outstanding           4,102,842       4,024,283     4,096,076       4,014,122
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

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             Amounts in Thousands (Except Per Share and Share Data)


                    For The Year Ended December 31, 1996 and
                     For The Six Months Ended June 30, 1997

                                                                                                     Net Unrealized
                                                                                                     Gain (Loss) on
                                                                                                       Securities       Total
                                            Shares       Common    Paid-in    Retained    Treasury      Available    Shareholders'
                                          Outstanding    Stock     Capital    Earnings     Stock        for Sale        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  3,998,564      $2,000    $12,064     $20,268        ($7)      $1,520         $35,845

  Net income - 1996                                 -           -          -       4,248          -            -           4,248

  Cash dividends - $.38 per share                   -           -          -      (1,532)         -            -          (1,532)

  Net proceeds from
    issuance of common stock                   86,154          43        998           -          -            -           1,041

  Deferred compensation                             -           -         30           -          -            -              30

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                   -           -          -           -          -         (817)           (817)

---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  4,084,718       2,043     13,092      22,984         (7)         703          38,815

  Net income - 1997                                 -           -          -       2,077          -            -           2,077

  Cash dividends - $.20 per share                   -           -          -        (818)         -            -            (818)

  Net proceeds from
    issuance of common stock                   41,132          20        540           -          -            -             560

  Purchase of Treasury Stock                   (9,000)          -          -           -       (126)           -            (126)

  Deferred compensation                             -           -         23           -          -            -              23

  Net unrealized depreciation in the
    market value of securities available
    for sale, net of income taxes                   -           -          -           -          -         (352)           (352)

---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                      4,116,850      $2,063    $13,655     $24,243      ($133)        $351         $40,179
---------------------------------------------------------------------------------------------------------------------------------



          The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                    Six Months Ended June 30,
                                                                                      1997          1996
                                                                                  --------------------------
Cash Flows From Operating Activites:
  Net Income                                                                           $2,077        $2,290
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                        506           439
     Provision for loan losses                                                            390            90
     Increase in deferred income                                                           74            52
     Increase in accrued interest receivable                                             (336)         (557)
     Increase (decrease) in accrued interest payable                                      170           (25)
     (Increase) decrease in other assets                                                 (317)        2,393
     Increase (decrease) in other liabilities                                             105          (164)
     Net amortization of premium on securities                                            156           330
     Net security gains                                                                  (100)          (15)
------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Operating Activities                                      2,725         4,833
------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Proceeds from maturities of securities available for sale                            11,365        16,552
  Proceeds from sales of securities available for sale                                  9,742        27,613
  Purchases of securities available for sale                                          (48,566)      (64,080)
  Net increase in loans                                                               (14,142)      (13,783)
  Net capital expenditures                                                               (490)         (298)
------------------------------------------------------------------------------------------------------------
         Net Cash Used For Investing Activities                                       (42,091)      (33,996)
------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Net increase in demand and savings deposits                                           7,763         2,970
  Net increase in time deposits                                                        30,720        11,231
  Net increase in borrowed funds                                                          608           537
  Net decrease in long-term debt                                                         (125)         (110)
  Net proceeds from issuance of common stock                                              560           492
  Purchases of treasury stock                                                            (126)            -
  Cash dividends paid                                                                    (818)         (722)
------------------------------------------------------------------------------------------------------------
         Net Cash Provided By Financing Activities                                     38,582        14,398
------------------------------------------------------------------------------------------------------------

         Net Decrease in Cash and Cash Equivalents                                       (784)      (14,765)
         Cash and Cash Equivalents, Beginning of Period                                35,582        36,148
------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents, End of Period                                     $34,798       $21,383
------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                        $9,005        $8,176
  Income taxes paid                                                                       981         1,272

Supplemental Disclosures of Investing and Financing Activities:
  Transfers from loans to other real estate owned                                           9           467
  Net unrealized (loss) gain in the fair value of securities available for sale          (532)       (3,967)
  Increase (decrease) in deferred tax asset related to net unrealized
    (loss) gain in the fair value of securities available for sale                        180         1,349
  Net unrealized (loss) gain in the fair value of securities available for sale,
    net of income taxes                                                                  (352)       (2,618)
  Deferred compensation                                                                    23            14

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

     Results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Recently Issued Accounting Standards

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers of Securities and Extinguishment of Liabilities." SFAS No. 125 provides standards based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity would recognize the financial and servicing assets it controls and the liabilities it has incurred, remove financial assets from the balance sheet when control has been surrendered, and remove liabilities from the balance sheet when they have been extinguished. This statement supersedes SFAS No. 122 which was originally effective for transfers of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 127 issued in December 1996 delayed the effective date of certain provisions of SFAS No. 125 as they affect transfers of financial assets until after December 31, 1997. Earlier or retroactive application of either standard is not permitted. Management has not yet determined the effect of these statements on Vista's financial position or results of operations.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements for periods ending after December 31, 1997. The adoption of this statement should not have a material effect on the consolidated financial statements of Vista.

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

Results of Operations for the periods ended June 30, 1997 and June 30, 1996

     For the second quarter of 1997, Vista reported a 6% decrease in net income to $1.051 million, or $.26 per common share compared to net income of $1.118 million or $.28 per common share reported for the second quarter of 1996. For the six months ended June 30, 1997, Vista reported a 9% decrease in net income to $2.077 million or $.51 per common share compared to net income of $2.290 million or $.57 per common share for the comparable six month period of 1996.

     The decrease in net income for the above periods was due primarily to higher operating expenses in connection with Vista's announced major branch expansion, added staff and a higher provision for loan losses, which in turn were offset in part by a higher level of net interest income. Three branches were acquired in late 1996 without deposits and consequently the start-up costs of expansion was expected to impact earnings for a period of twelve to eighteen months until the acquired branches can grow deposits which in turn can be deployed into loans and investments in order to reach a break-even point for profitability. These estimates are based on historical experience and management's judgement. There can be no guarantee that these branches will reach a break-even level of profitability according to this time frame.

     Return on average shareholders' equity (ROE) equaled 10.93%, and return on average assets (ROA) equaled .81% for the second quarter of 1997 compared to 12.54% and .96%, respectively, for the second quarter of 1996. For the first six months of 1997 ROE equaled 10.75% and ROA equaled .81% compared to 12.74% and
 .99%, respectively for the first six months of 1996.

     Tax-equivalent net interest income amounted to $4.6 million for the second quarter of 1997, an increase of approximately $300 thousand, or 7%, compared to $4.3 million earned in the second quarter of 1996. For the first six months of 1997, tax-equivalent net interest income totaled $9.1 million, an increase of approximately $700 thousand or 8.3% compared to $8.4 million for the comparable period of 1996.

     The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, averaged 3.81% for the second quarter of 1997 compared to 3.87% for the second quarter of 1996. For the first six months of 1997 the net interest margin averaged 3.79% compared to 3.82% for the comparable period of 1996.

        Tax-equivalent interest income amounted to $9.3 million for the second quarter of 1997, an increase of approximately $1.0 million, or 12%, compared to $8.3 million for the second quarter of 1996. The increase in interest income was due to a higher volume of average interest-earning assets which increased interest income by approximately $950 thousand while higher yields contributed an additional $50 thousand in interest income. The average yield on interest-earning assets increased 9 basis points to 7.63% for the second quarter of 1997 compared to 7.54% for the second quarter of 1996. Tax-equivalent interest income for the first half of 1997 increased $1.8 million or 11% to $18.3 million from $16.5 million in the comparable first half of 1996. Yields on interest-earning assets averaged 7.59% for the first half of 1997 compared to 7.54% for the similar period of 1996.

     Interest expense amounted to $4.7 million for the second quarter of 1997, an increase of approximately $600 thousand, or 15%, compared to $4.1 million in the second quarter of 1996. The increase is due primarily to a higher volume of average interest-bearing liabilities which increased interest expense by approximately $500 thousand while higher rates paid for deposits increased interest expense by $100 thousand. The average cost of funds on interest-bearing liabilities increased by 14 basis points to 4.32% for the second quarter of 1997 compared to 4.18% for the second quarter of 1996. Interest expense for the first half of 1997 increased $1.0 million or 12% to $9.2 million from $8.2 million in the comparable first half of 1996. The cost funds for the first half of 1997 averaged 4.30%, an increase of 6 basis points from the average cost of funds of 4.24% reported for the comparable period of 1996.

     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended June 30, 1997 and 1996, are also reflected.

     The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------
Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

                                                                                  Six Months Ended June 30,

                                                                           1997                              1996
                                                              -----------------------------     -----------------------------
                                                                Average            Average        Average            Average
Amounts in Thousands (Except Percentages)                      Balances   Interest  Rates        Balances   Interest  Rates
                                                                  (1)       (2)      (3)            (1)       (2)      (3)
                                                              -----------------------------     -----------------------------
Assets
Federal funds sold                                               $12,748     $343     5.43%        $10,913     $290     5.34%
Short-term investments                                             2,047       53     5.22%          3,405       90     5.32%
-----------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                 14,795      396     5.40%         14,318      380     5.34%
-----------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                   23,135      697     6.08%         26,558      780     5.91%
  U.S. Government agencies and corporations                      112,261    3,874     6.96%        101,484    3,349     6.64%
  States and other political subdivisions                         18,190      563     6.24%         13,293      392     5.93%
  Other                                                           12,908      428     6.69%         16,468      546     6.67%
-----------------------------------------------------------------------------------------------------------------------------
     Total Securities                                            166,494    5,562     6.74%        157,803    5,067     6.46%
-----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:  (4)
  Mortgage                                                       140,531    5,310     7.62%        135,635    5,144     7.63%
  Commercial                                                      83,516    3,786     9.14%         67,037    3,111     9.33%
  Consumer                                                        81,304    3,265     8.10%         65,357    2,805     8.63%
-----------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                 305,351   12,361     8.16%        268,029   11,060     8.30%
-----------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                          486,640   18,319     7.59%        440,150   16,507     7.54%
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                           16,232                            15,049
Allowance for loan losses                                         (3,884)                           (3,937)
Other assets                                                      15,397                            13,133
-----------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                        27,745                            24,245
-----------------------------------------------------------------------------------------------------------------------------
               Total Assets                                     $514,385                          $464,395
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                         $70,929     $757     2.15%        $66,530     $782     2.36%
  Savings                                                        115,373    1,843     3.22%        108,075    1,675     3.12%
  Time                                                           194,933    5,259     5.44%        167,903    4,511     5.40%
  Time deposits $100,000 and over                                 32,219      883     5.53%         28,051      761     5.46%
-----------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                             413,454    8,742     4.26%        370,559    7,729     4.19%
-----------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                  12,280      275     4.52%         11,679      253     4.36%
  Long-term debt                                                   4,465      158     7.14%          4,696      169     7.24%
-----------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                      16,745      433     5.21%         16,375      422     5.18%
-----------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                     430,199    9,175     4.30%        386,934    8,151     4.24%
-----------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                               41,556                            37,885
Other liabilities                                                  3,681                             3,434
-----------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                   45,237                            41,319
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                              38,949                            36,142
-----------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity       $514,385                          $464,395
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Spread (tax-equivalent basis)                          $9,144     3.29%                  $8,356     3.30%
-----------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                              (166)                             (108)
-----------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                      $8,978                            $8,248
-----------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                             3.79%                             3.82%
-----------------------------------------------------------------------------------------------------------------------------

(1) Average volume information was computed using approximate daily averages.
(2) Interest on loans includes fee income.
(3) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
(4) Includes nonaccrual loans.
(5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

Vista Bancorp, Inc. and Subsidiaries
----------------------------------------------


Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                                Six Months Ended June 30,
                                                                      1997 vs. 1996
                                                            ---------------------------------
                                                                         Increase (Decrease)
                                                                          Due to Changes in
                                                                       ----------------------
Amounts in Thousands                                          Total      Average     Average
                                                            Change(1)     Volume      Rate
                                                            ---------------------------------
Interest Income
Federal funds sold                                                 $53        $50         $3
Short-term investments                                             (37)       (35)        (2)
---------------------------------------------------------------------------------------------
     Total Short-term Investments                                   16         15          1
---------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                    (83)      (102)        19
  U.S. Government agencies and corporations                        525        367        158
  States and other political subdivisions                          171        151         20
  Other                                                           (118)      (118)         0
---------------------------------------------------------------------------------------------
     Total Securities                                              495        298        197
---------------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                         166        185        (19)
  Commercial                                                       675        748        (73)
  Consumer                                                         460        649       (189)
---------------------------------------------------------------------------------------------
     Total Loans                                                 1,301      1,582       (281)
---------------------------------------------------------------------------------------------

     Total Interest Income                                       1,812      1,895        (83)
---------------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                           (25)        50        (75)
  Savings                                                          168        116         52
  Time                                                             748        729         19
  Time deposits $100,000 and over                                  122        114          8
---------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                             1,013      1,009          4
---------------------------------------------------------------------------------------------

Borrowed funds                                                      22         13          9
Long-term debt                                                     (11)        (8)        (3)

---------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                        11          5          6
---------------------------------------------------------------------------------------------

     Total Interest Expense                                      1,024      1,014         10
---------------------------------------------------------------------------------------------

         Net Interest Income (tax-equivalent basis)               $788       $881       ($93)
---------------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change".
(2) Includes nonaccrual loans.

    For the second quarter of 1997, total noninterest income was $638 thousand, which was an increase of $91 thousand or 17% over total noninterest income of $547 thousand for the second quarter of 1996. However, in analyzing trends in noninterest income from core banking operations, Vista adjusted noninterest income by taking into effect the results of net security transactions which were nonrecurring items, varied by period and based upon asset\liability management decisions. Accordingly, Vista adjusted second quarter 1997 noninterest income by $4 thousand in net security gains and second quarter 1996 noninterest income by $43 thousand in net security losses. After such adjustments for these reporting periods, for the second quarter of 1997, total noninterest income was $634 thousand, which was an increase of $44 thousand or 7% over total noninterest income of $590 thousand for the second quarter of 1996.

     On a year-to-date basis, total noninterest income equaled $1.34 million reflecting an increase of $86 thousand over the $1.25 million earned in the first half of 1996. Adjusting for the effects of security gains and a one-time $62 thousand gain on the sale of a student loan portfolio recognized during the first half of 1996, total noninterest income from core banking operations reflects an increase of $63 thousand or 5%.

     Income from service charges on deposit accounts increased $23 thousand or 6% to $406 thousand in the second quarter of 1997 from $383 thousand in the comparable quarter of 1996. The majority of the increase resulted from a higher level of fees earned from nonsufficient funds (NSF) on personal checking accounts and fees earned on commercial transaction accounts attributable to a greater volume of item processing activity. For the first six months of 1997, income from service charges on deposit accounts increased 5% to $813 thousand from $775 thousand in 1996.

      Other service charge revenues remained essentially flat during the second quarter compared to the second quarter of 1996 at $134 and $137 thousand, respectively. Total other service charge revenues were substantially unchanged at $250 thousand for the first half of 1997 and $257 for the comparable first half of 1996.

     For the second quarter of 1997, other income increased $24 thousand or 34% to $94 thousand from $70 thousand in the second quarter of 1996. On a year-to-date basis, other income, adjusting 1996 for a $62 thousand one-time gain on the sale of a loan portfolio, resulted in a 23% increase to $172 thousand from $140 thousand in 1996. Both periods reflect increased revenues from Trust operations.

     During the first half of 1997, Vista sold approximately $9.7 million of securities which generated $100 thousand of net security gains. In comparison, during the first half of 1996, Vista sold $28 million of securities and generated $15 thousand of net security gains. Approximately one half of the gains in 1997 resulted from a terminated leverage transaction of which the sales proceeds were used to payoff the underlying borrowing.

     For the second quarter of 1997, total noninterest expense increased approximately $440 thousand or 14% to $3.48 million from $3.04 million in the second quarter of 1996. When annualized, noninterest expense expressed as a percentage of total average assets increased to 2.69% for the second quarter of 1997 from 2.57% in the second quarter one year ago. The increase is due largely to Vista's announced 30% expansion of its branch network, as well as staffing enhancements made in retail banking, commercial lending, operations and technology.

The second quarter of 1997 is the second full quarter of operations for the three new branch sites. Total noninterest expense through the first six months of 1997 increased 16% or about $930 thousand to $6.86 million from $5.93 million in the comparable period of 1996.

     The largest component of Vista's cost structure is salary and benefits expense which increased approximately $250 thousand or 15% to $1.92 million for the second quarter of 1997 compared to $1.66 million for the similar quarter of 1996. Full-time equivalent employees increased to 217 in the second quarter of 1997 from 182 full-time equivalent employees in the comparable quarter of 1996. Total salary and benefit expense through the first six months of 1997 increased approximately $560 thousand or 17% to $3.83 million from $3.27 million in the comparable period of 1996.

     Separately, salary expense for the second quarter of 1997 increased $216 thousand or 17% due to the need to staff three new branches, added professional staff in key support areas and normal merit increases. Benefits expense increased $37 thousand or 10% in the second quarter of 1997 over the same period last year due to increases in company subsidized medical insurance premiums, payroll taxes and other staff benefits. Total salary expense for the first six months of 1997 increased 18% or approximately $450 thousand to $2.97 million from $2.52 million in the comparable period of 1996. Total benefits expense through the first six months of 1997 increased $105 thousand or 14% to $856 thousand from $751 thousand in the comparable period of 1996.

     Occupancy expense increased $72 thousand or 28% to $332 thousand in the second quarter of 1997 from $260 thousand in 1996 due to increased costs to operate and maintain 14 branch facilities in the second quarter of 1997 compared to 11 facilities in the second quarter of 1996. The majority of the increase in expenses resulted from higher building depreciation, rental expense, utilities, property insurance and real estate property tax expense. Total occupancy expense through the first six months of 1997 increased $128 thousand or 24% to $672 thousand from $544 thousand in the comparable period of 1996.

     Furniture and equipment expense increased $78 thousand or 26% to $373 thousand in the second quarter of 1997 from $295 thousand in the second quarter of 1996 due primarily to upgrades in technology and automation, furniture and equipment depreciation and increased telephone and data line communication charges. Total furniture and equipment expense through the first six months of 1997 increased $133 thousand or 23% to $715 thousand from $582 thousand in the comparable period of 1996.

     Other expense, consisting mainly of marketing, real estate owned expenses, professional fees, printing, stationery and supplies, and postage expenses, increased 5% to $864 thousand in the second quarter of 1997 from $826 thousand for the similar quarter of 1996. Such increases are commensurate with Vista's growth and the need to compete aggressively in its markets for loans and deposits. Total other noninterest expense through the first six months of 1997 increased $115 thousand or 8% to $1.64 million from $1.53 million in the comparable period of 1996.

Financial Condition -  June 30, 1997 versus December 31, 1996

     At June 30, 1997, consolidated total assets equaled $539 million which represented an increase of approximately $41 million from $498 million in consolidated total assets at December 31, 1996. The increase was largely due to strong deposit growth from the three new branch facilities located in Flemington, New Jersey and Butztown and Bethlehem in Pennsylvania which all became operational in late 1996.

     Securities available for sale totaled $179 million at June 30, 1997 reflecting an increase of $27 million or 18% compared to the $152 million in securities available for sale at the end of 1996. The portfolio is comprised of 60% fixed and variable rate mortgage-backed securities with pass-through, balloon and adjustable-rate structures, 23% in U.S. Government and Federal agency debt instruments, 10% in tax-exempt securities and the balance in other securities. The portfolio activity during the first half of 1997 included $49 million of purchases, $10 million of sales and $11 million of maturities. Gross unrealized gains on securities available for sale totaled $1.4 million and gross unrealized losses equaled $900 thousand at June 30, 1997.

     Total loans equaled $313 million at June 30, 1997, reflecting an increase of approximately $13 million or 4% over the $300 million in total outstanding loans at year-end 1996. This increase occurred in commercial loans and was consistent with Vista's objective to lessen its concentration in mortgage loans and diversify the portfolio mix while improving yields and profitability by increasing its concentration in consumer and small business lending. At June 30, 1997, Vista's loan to deposit ratio was 66.1% compared to 68.9% at December 31, 1996. The ratio declined as deposits increased faster than loans in the first half of 1997 which in turn compressed the net interest margin slightly.

     Total deposits equaled $474 million at June 30, 1997, reflecting an increase of approximately $39 million or 9% in total deposits compared to $435 million at year-end 1996. Deposit growth was experienced in retail time deposits, time deposits over $100 thousand and savings accounts while interest-bearing transaction accounts declined due to municipal government activities. The opening of the three new branch facilities was complimented by special promotional campaigns designed to attract deposits which in turn would be reinvested into securities and loans in order to offset the significant growth in operating expense which accompanies the expansion efforts.

     Variable-rate tiered savings products with money market rates are offered to customers who maintain high balances. Strategies deployed during the first half of 1997 proved successful in raising total deposits which had the effect of increasing the average cost of funds.

     At June 30, 1997, time deposits, including those $100 thousand and over, remained the largest component of the total deposit base, equaling 51% compared to 49% at year-end 1996. Interest-bearing demand accounts equaled 14% of total deposits at June 30, 1997 compared to 16% at year-end 1996. Savings accounts equaled 25% of total deposits at June 30, 1997 and at year-end 1996.

     Total borrowed funds and long-term debt equaled $22 million at June 30, 1997, an increase of approximately $1 million from $21 million outstanding at December 31, 1996.

    Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $4.5 million at June 30, 1997 and December 31, 1996, respectively or 1.42% and 1.48% of total outstanding loans and ORE. The decrease in the ratio was due to the increase in total loans outstanding. ORE declined to $1.2 million at June 30, 1997 compared to $1.3 million at December 31, 1996.

     The allowance for loan losses equaled $3.8 million or 1.22% of total loans at June 30, 1997, compared to $3.9 million and 1.30% at year-end 1996. The provision for loan losses equaled $195 thousand for the second quarter of 1997 compared to $45 thousand in the second quarter of 1996. For the first half of 1997 the provision for loan losses totaled $390 thousand compared to $90 thousand for the first half of 1996. Vista increased the provision for loan losses to match growth in the loan portfolio and to provide for losses in the indirect automobile loan portfolio. At June 30, 1997, the allowance for loan losses represented 118% of total nonaccrual loans as compared to 123% at December 31, 1996.

     At June 30, 1997, the indirect automobile loan portfolio had an approximate outstanding principal balance of $28 million. Beginning during the fourth quarter of 1996 and continuing through the second quarter of 1997, Vista experienced above average charge-offs in its indirect automobile loan portfolio. Vista responded to this trend in charge-offs by tightening the loan underwriting standards and decreasing the number of loan originations. Consequently, the trend in these charge-offs indicated a decrease in the number of charge-offs during the second quarter of 1997. For the first and second quarters of 1997, charge-offs of loans in the indirect automobile loan portfolio were $147 thousand and $88 thousand, respectively.

     Total charge-offs for the three month and six month periods ended June 30, 1997 were $179 thousand and $494 thousand, respectively. Recoveries were $11 thousand and $35 thousand for the three month and six month periods ended June 30, 1997, respectively.

     At June 30, 1997, cash and cash equivalents equaled $34.8 million which represented a decrease of $800 thousand from the $35.6 million in cash and cash equivalents at December 31, 1996. Changes in cash are measured by changes in operating, investing and financing activities. The $800 thousand decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $41.3 million, which were then used for investing activities of $42.1 million.

     At June 30, 1997, net cash provided by operating activities equaled $2.7 million which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $38.6 million and consisted almost entirely of deposit growth.

     At June 30, 1997 total shareholders' equity equaled $40.2 million representing an increase of $1.4 million from $38.8 million in shareholders' equity at December 31, 1996. This increase was due to $2.1 million in net income and $560 thousand in added capital raised through the various stock plans, offset in part by a $352 thousand reversal in the market value adjustment recorded for the available for sale portfolio, cash dividends paid of $818 thousand and $126 thousand of treasury stock purchases which will be used to fund stock plan awards.

    Vista's dividend payout ratio equaled 39.4% for the first six months of 1997, its highest level in several years. This trend is expected to continue for the balance of 1997 until such time as earnings increase. The increase in the dividend payout ratio was expected and is considered acceptable by management.

     Vista maintained a Tier I risk-based capital ratio of 13.16% and a total risk-based capital ratio of 14.69% at June 30, 1997, compared to 13.33% and 14.90%, respectively, at December 31, 1996. Vista maintained a leverage capital ratio of 7.57% at June 30, 1997 and 7.57% at December 31, 1996.

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

           (b) Reports on Form 8-K

           The registrant filed the following report on Form 8-K for the quarterly period ended June 30, 1997:

           On May 9, 1997, the registrant reported on Form 8-K that the shareholder's approved the following proposals at the 1997 Annual Meeting of Shareholders on April 23, 1997:

                a. To amend and restate, in its entirety, the Vista Employee
                   Stock Purchase Plan.

                b. To amend and restate, in its entirety, the Vista Board of
                   Directors Stock Purchase Plan.

                c. To amend Item 21 of the Vista Dividend Reinvestment and Stock
                   Purchase Plan, relating to termination, suspension and amendment of such plan.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




         Vista Bancorp, Inc.
------------------------------------
           (Registrant)



Dated:  August 12, 1997
       -----------------------------


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

     27          Financial Data Schedules  . . . . . . . . . . . .     21