Form 10-Q
period 1997-09-30
VISTA BANCORP INC
filed 1997-11-17
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________________

Commission file number 0-21264
                       -------

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

         Check whether the issuer (1) filed all reports required to be filed by
    Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
    Yes _X_    No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 133 or 15(d) of the Exchange Act after the
    distribution of securities under a plan confirmed by a court. Yes__   No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 1997 there were 4,137,239 shares of $.50 par value Common Stock outstanding.

                               VISTA BANCORP, INC.
                                    Form 10-Q

                     For the period ended September 30, 1997

                                      Index
                                      -----

                                                                                                        PAGE
                                                                                                        ----
Part I         Financial Information

Item 1.        Financial Statements:

               Consolidated Balance Sheets - September 30, 1997
                and December 31, 1996                                                                     3

               Consolidated Statements of Income - Three Months and Nine Months
                Ended September 30, 1997 and 1996                                                         4

               Consolidated Statements of Changes in Shareholders' Equity -
                Nine Months Ended September 30, 1997 and
                The Year Ended December 31, 1996                                                          5

               Consolidated Statements of Cash Flows - Nine Months
                Ended September, 30, 1997 and 1996                                                        6

               Notes to Consolidated Financial Statements                                                 7


Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                 8


Part II        Other Information

Item 1.        Legal Proceedings                                                                         19

Item 2.        Changes in Securities                                                                     19

Item 3.        Defaults Upon Senior Securities                                                           19

Item 4.        Submission of Matters to a Vote of Security Holders                                       19

Item 5.        Other Information                                                                         19

Item 6.        Exhibits and Reports on Form 8-K                                                          19


Vista Bancorp, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
             Amounts In Thousands (Except Per Share and Share Data)

                                                                                                       September 30,    December 31,
                                                                                                           1997             1996
                                                                                                       -----------------------------
Assets

Cash and cash equivalents:
   Cash and due from banks                                                                              $  20,023         $  18,370
   Federal funds sold                                                                                       4,600            13,395
   Short-term investments                                                                                   9,725             3,817
------------------------------------------------------------------------------------------------------------------------------------
           Total CaSh and Cash Equivalents                                                                 34,348            35,582
------------------------------------------------------------------------------------------------------------------------------------
Securities available for sale (Amortized cost; $185,438 and $151,303 in 1997 and 1996, respectively)      187,126           152,388
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:
   Mortgage                                                                                               144,275           140,612
   Commercial                                                                                              94,240            78,250
   Consumer                                                                                                84,672            80,702
------------------------------------------------------------------------------------------------------------------------------------
           Total Loans                                                                                    323,387           299,564
   Allowance for loan losses                                                                               (4,000)           (3,903)
------------------------------------------------------------------------------------------------------------------------------------
           Total Net Loans                                                                                319,387           295,661
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                      7,583             7,542
Accrued interest receivable                                                                                 3,403             2,826
Other assets                                                                                                4,808             4,222
------------------------------------------------------------------------------------------------------------------------------------
               Total Assets                                                                              $556,665         $ 498,201
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
   Demand:
     Noninterest-bearing                                                                                $  51,276         $  42,462
     Interest-bearing                                                                                      70,549            69,908
   Savings                                                                                                127,680           111,671
   Time                                                                                                   242,731           211,070
------------------------------------------------------------------------------------------------------------------------------------
           Total Deposits                                                                                 492,236           435,111
------------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                             14,365            16,643
Long-term debt                                                                                              4,310             4,498
Accrued interest payable                                                                                    1,268             1,102
Other liabilities                                                                                           2,447             2,032
------------------------------------------------------------------------------------------------------------------------------------
           Total Liabilities                                                                              514,626           459,386
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
   Common stock; $,50 par value; shares authorized 10,000,000; shares issued,
     4,146,792 and 4,085,498 at September 30, 1997 and December 31, 1996, respectively.                     2,073             2,043
   Paid-in capital                                                                                         13,964            13,092
   Retained earnings                                                                                       25,022            22,984
   Treasury stock (9,780 and 780 shares at September 30, 1997 and December 31, 1996, respectively)           (134)               (7)
   Net unrealized gain on securities available for sale                                                     1,114               703
------------------------------------------------------------------------------------------------------------------------------------
           Total Shareholders' Equity                                                                      42,039            38,815
------------------------------------------------------------------------------------------------------------------------------------
              Total Liabilities and Shareholders' Equity                                                $ 556,665         $ 498,201
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME
             Amounts in Thousands (Except Per Share and Share Data)

                                                                          Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,

                                                                               1997        1996            1997               1996
                                                                           ------------------------       ------------------------
Interest Income:
  Interest and fees on loans                                               $   6,609      $   5,885        $18,953      $  16,940
  Interest on federal funds sold                                                 248            126            591            416
  Interest on short-term investments                                              51             12            104            102
  Interest on securities:
    Taxable                                                                    2,743          2,497          7,742          7,172
    Nontaxable                                                                   231            146            645            437
----------------------------------------------------------------------------------------------------------------------------------
       Total interest income                                                   9,882          8,668         28,035         25,067
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Interest on deposits                                                         4,774          4,048         13,516         11,777
  Interest on borrowed funds                                                     226            160            501            413
  Interest an long-term debt                                                      78             83            236            252
----------------------------------------------------------------------------------------------------------------------------------
       Total Interest Expense                                                  5,078          4,291         14,253         12,442
----------------------------------------------------------------------------------------------------------------------------------
         Net Interest Income                                                   4,804          4,377         13,782         12,625

Provision for Loan Losses                                                        195             45            585            135
----------------------------------------------------------------------------------------------------------------------------------
         Net Interest Income After Provision for Loan Losses                   4,609          4,332         13,197         12,490
----------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
  Service charges on deposit accounts                                            413            376          1,226          1,151
  Other service charges                                                          137            102            387            377
  Not security gains                                                             135              9            235             24
  Other income                                                                    90            107            262            309
----------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest Income                                                  775            594          2,110          1,861
----------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
  Salaries and benefits                                                        1,932          1,689          5,763          4,962
  Occupancy expense                                                              346            264          1,018            808
  Furniture and equipment expense                                                388            277          1,103            859
  SAIF assessment                                                                 --            317             --            317
  Other expense                                                                  876            940          2,520          2,487
----------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest Expense                                               3,542          3,487         10,404          9,433
----------------------------------------------------------------------------------------------------------------------------------
         Income Before Provision for Income Taxes                              1,842          1,439          4,903          4,918

Provision for Income Taxes                                                       610            470          1,594          1,659
----------------------------------------------------------------------------------------------------------------------------------
            Net Income                                                     $   1,232      $     969      $   3,309      $   3,259
----------------------------------------------------------------------------------------------------------------------------------
            Earnings per Share                                             $    0.30      $    0.24          $0.81      $    0.81
----------------------------------------------------------------------------------------------------------------------------------
            Weighted Average Number of Common Shares Outstanding           4,121,638      4,045,328      4,104,690      4,024,600
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

Vista Bancorp, Inc. and Subsidiaries

                           CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
             Amounts In Thousands (Except Per Share and Share Data)

                    For The Year Ended December 31, 1996 and
                  For The Nine Months Ended September 30, 1997


                                                                                                         Net Unrealized
                                                                                                         Gain (Loss) on
                                                                                                            Securities      Total
                                              Shares        Common   Paid-in    Retained        Treasury    Available    Shareholder
                                           Outstanding      Stock    Capital    Earnings          Stock      for sale      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  3,998,564     $ 2,000     $12,064   $20,268            ($7)       $1,520      $35,645

   Net Income - 1996                               --          --          --     4,248             --            --        4,248
   Cash dividends - $.38 per share                 --          --          --    (1,632)            --            --       (1,532)

   Net proceeds from
     issuance of common stock                  86,154          43         998        --             --            --        1,041

   Deferred compensation                           --          --          30        --             --            --           30

   Net unrealized depreciation in the
     market value of securities available
     for sale, net of income taxes                 --          --          --        --             --           (617)       (817)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                  4,084,718       2,043      13,092     22,984            (7)           703      38,815

   Net income - 1997                               --          --          --      3,309            --             --       3,309

   Cash dividends - $.31 per share                 --          --          --     (1,271)           --             --      (1,271)

   Net proceeds from
     issuance of common stock                  61,294          30         837         --            --             --         887

   Purchase of Treasury Stock                  (9,000)         --          --         --          (127)            --        (127)

   Deferred compensation                           --          --          35         --            --             --          35

   Net unrealized appreciation in the
     market value of securities available
     for sale, net of income taxes                 --          --          --         --            --            411         411
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                 4,137,012      $2,073      $13,964   $25,022         ($134)        $1,114     $42,039

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts In Thousands


                                                                                                     Nino Months Ended September 30,
                                                                                                      1997                  1996
                                                                                                     -------------------------------
 Cash Flows From Operating Activities:
    Net Income                                                                                       $  3,309              $  3,259
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                                      764                   657
       Provision for loan losses                                                                          585                   135
       Increase in deferred income                                                                        118                    90
       (Increase) decrease in accrued interest receivable                                                (677)                  826
       Increase in accrued interest payable                                                               166                   100
       (Increase) decrease in other assets                                                               (616)                1,584
       Increase in other liabilities                                                                      450                   545
       Net amortization of premium on securities                                                          240                   440
       Net security gains                                                                                (235)                  (24)
------------------------------------------------------------------------------------------------------------------------------------
             Net Cash Provided By Operating Activities                                                  4,204                 7,612
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Proceeds from maturities of securities available for sale                                          18,019                25,929
    Proceeds from sales of securities available for sale                                               18,075                29,385
    Purchases of securities available for sale                                                        (70,234)              (73,455)
    Net increase in loans                                                                             (24,727)              (32,546)
    Net capital expenditures                                                                             (699)                 (735)
------------------------------------------------------------------------------------------------------------------------------------
             Net Cash Used For Investing Activities                                                   (59,566)              (51,422)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
    Net increase in demand and savings deposits                                                        25,464                11,254
    Net increase in time deposits                                                                      31,661                17,304
    Net (decrease) increase in borrowed funds                                                          (2,278)                3,968
    Net decrease in long-term debt                                                                       (188)                 (165)
    Net proceeds from issuance of common stock                                                            867                   736
    Purchases of treasury stock                                                                          (127)                   --
    Cash dividends paid                                                                                (1,271)               (1,126)
------------------------------------------------------------------------------------------------------------------------------------
             Net Cash Provided By Financing Activities                                                 54,128                31,971
------------------------------------------------------------------------------------------------------------------------------------
             Net Decrease in Cash and Cash Equivalents                                                 (1,234)              (11,839)
             Cash and Cash Equivalents, Beginning of Period                                            35,582                36,148
------------------------------------------------------------------------------------------------------------------------------------
             Cash and Cash Equivalents, End of Period                                                $ 34,348              $ 24,309
------------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                                                    $ 14,087              $ 12,342
    Income taxes paid                                                                                   1,655                 1,907

Supplemental Disclosures of investing and Financing Activities:
    Transfers from loans to other real estate owned                                                       298                   563
    Net unrealized gain (loss) in the fair value of securities available for sale                         623                (2,697)
    (Decrease) increase in deferred tax asset related to net unrealized
      gain (loss) in the fair value of securities available for sale                                     (212)                  917
    Net unrealized gain (loss) in the fair value of securities available for sale,
      net of income taxes                                                                                 411                (1,780)
    Deferred compensation                                                                                  35                    21


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

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principals requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction, with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1996.

        Results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

        Interest Rates. Vista's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earnings assets and interest-bearing liabilities.

        Adequacy of Allowance for Loan Losses. In, originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the credit worthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated, value of any underlying collateral and the evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that nonperforming loans will not increase in the future.

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

Results of Operations for the periods ended September 30, 1997 and September 30, 1996

        For the third quarter of 1997, Vista reported a 6% increase in operating income to $1.232 million, or $.30 per common share compared to operating income, exclusive of the SAIF assessment discussed below, of $1.159 million or $.29 per share reported for the third quarter of 1996. The increase in net income for the quarter was due to higher levels of net interest income, noninterest income and security gains which offset a higher provision for loan losses and increased noninterest expense. Results for the third quarter of 1996 do not include a one-time charge of $317 thousand, ($190 thousand or $.05 per share, after taxes) for a special assessment paid to the Savings Association Insurance Fund (SAIF). Including the special assessment, net income for the third quarter of 1996 was $969 thousand or $.24 per share.

        For the nice months ended September 30, 1997, Vista reported a 4% decrease in net operating income to $3.309 million or $.81 per share compared to operating income of $3.449 million or $.86 per share. Including the special assessment, net income for the nine months ended September 30, 1997 increased 2% to $3.309 million compared to $3.259 million or $.81 per share earned in the nine month period one year earlier.

        The lower level of operating earnings for the comparative nine months reflect the higher level of operating expenses incurred in connection with Vista's announced 3 branch expansion, added staff and higher provision for loan losses, which in turn were offset in part by a higher level of net interest income and security gains.

        Three branch facilities were acquired in late 1996 without deposits and consequently the start-up costs of expansion was expected to impact earnings for a period of twelve to eighteen months until the acquired branches could grow deposits which in turn can be deployed into loans and investments in order to reach a break-even point of profitability. These estimates are based on historical experience and management's judgement. There can be no guarantee that these branches will reach a break-even level of profitability according to this time frame.

        Excluding the one-time SAIF assessment, return on average equity (ROE) equaled 11.99% for the third quarter of 1997 and 12.81% for the third quarter of 1996. Return on average assets (ROA) equaled .89% for the third quarter of 1997 and .95% for the third quarter of 1996. For the first nine months of 1997, ROE equaled 11.18% and 12.76% for the first nine months of 1996. ROA equaled
 .84% for the first nine months of 1997 and .98% for the first nine months of 1996.

        Tax-equivalent net interest income amounted to $4.9 million for the third quarter of 1997, an increase of $500 thousand, or 11%, compared to $4.4 million earned in the third quarter of 1996. For the first nine months of 1997, tax-equivalent net interest income totaled $14.0 million, an increase of $1.2 million or 9% compared to $12.8 million for the same nine month period in 1996.

        The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, averaged 3.71% for the third quarter of 1997 compared to 3.82% for the third quarter of 1996. For the first nine months of 1997 the net interest margin averaged 3.76% compared to 3.81% for the same nine month period in 1996. The decrease in the margin was caused by the cost of funds increasing at a faster pace than the yield on earning assets. Margin compression is expected during periods of expansion as new funds generated by new branch, locations tend to be higher cost time deposits. Growth in time deposits generally will precede loan growth which offer higher yields to offset the effects of higher interest expense. Until an equilibrium can be reached with higher lending volumes the net interest spread and margin will contract. The goal during periods of expansion is to counteract the effect of margin compression with balance sheet growth to produce growth in net interest income.

        Tax-equivalent interest income amounted to $9.9 million for the third quarter of 1997, an increase of approximately $1.2 million, or 14%, compared to $8.7 million for the third quarter of 1996. The increase in interest income was due to a higher volume of average interest-earning assets which increased interest income by $1.1 million while higher yields contributed an additional $100 thousand, The average yield on interest-earning assets increased 4 basis points to 7.56% for the third quarter of 1997 compared to 7.52% for the third quarter of 1996. Tax-equivalent interest income for the first nine months of 1997 increased $3.1 million to 12% to $28.3 million from $25.2 million in the same nine month period in 1996. Yields on interest-earning assets averaged 7.58% for the first nine months of 1997, up 6 basis points from 7.52% for the same period in 1996.

        Interest expense amounted to $5.1 million for the third quarter of 1997, an increase of approximately $800 thousand, or 19% compared to $4.3 million in the third quarter of 1996. The increase is due primarily to a higher volume of average interest-bearing liabilities which increased interest expense by $625 thousand while higher rates paid for deposits increased interest expense by $175 thousand.

        The average cost of funds on interest-bearing liabilities increased by 20 basis points to 4.39% for the third quarter of 1997 compared to 4.19% for the third quarter of 1996. Interest expense for the first nine months of 1997 increased $1.9 million or 15% to $14.3 million from $12.4 million in the comparable first half of 1996. The cost funds for the first nine months of 1997 averaged 4.33%, an increase of 11 basis points from the average of 4.22% reported for the same period of 1996.

        The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended September 30, 1997 and 1996, are also reflected.

        The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

Vista Bancorp. Inc. and Subsidiaries

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

                                                                           Nine Months Ended September 30,
                                                                       1997                             1996
                                                    ----------------------------------------       ---------------------------------
                                                     Average                         Average       Average                   Average
Amounts in Thousands (Except Percentages)           Balances        Interest          Rates        Balances       Interest    Rates
                                                       (1)            (2)              (3)          (1)            (2)         (3)
                                                     --------      ---------         --------      -------       ---------   -------
Assets
Federal funds sold                                  $  14,340      $     591            5.51%      $10,415       $     416     5.34%
Short-term investments                                  2,719            104            5.11%        2,559             102     5.32%
------------------------------------------------------------------------------------------------------------------------------------
   Total Short-term investments                        17,059            695            5.45%       12,974             516     5.33%
------------------------------------------------------------------------------------------------------------------------------------
Securities,
 U.S. Treasury                                         23,546          1,070            6.06%       26,953           1,201     5.95%
 U.S. Government agencies and corporations            117,004          6,030            6.89%      103,166           5,173     6.70%
 States and other political subdivisions               16,722            876            6.26%       13,299             593     5.96%
 Other                                                 12,948            643            6.84%       16,016             798     6.63%
------------------------------------------------------------------------------------------------------------------------------------
   Total Securities                                   172,220          6,619            6.69%      159,439           7,765     6.51%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
 Mortgage                                             141,435          8,066            7.62%      137,020           7,806     7.61%
 Commercial                                            65,964          5,889            9.16%       69,286           4,806     9.27%
 Consumer                                              62,309          5,024            8.16%       69,467           4,338     8.34%
------------------------------------------------------------------------------------------------------------------------------------
   Total Loans                                        309,708         18,979            8.19%      275,773          16,950     8.21%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-earning Assets                    496,987         26,293            7.58%      448,165          25,233     7.52%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                16,146                                       14,830
Allowance for loan losses                              (3,901)                                      (3,904)
Other assets                                           15,442                                       12,649
------------------------------------------------------------------------------------------------------------------------------------
     Total Noninterest-earning Asset                   27,687                                       23,575
------------------------------------------------------------------------------------------------------------------------------------
       Total Assets                                 $ 526,674                                     $471,760
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and  Shareholders' Equity
Interest-bearing liabilities:
 Demand                                             $  71,157      $   1,143            2.15%    $  66,756         $ 1,147     2.30%
 Savings                                              116,822          2,611            3.22%      109,285           2,556     3.12%
 Time                                                 197,863          8,072            5.45%      169,799           6,821     5.37%
 Time deposits $100,000 and over                       35,610          1,490            5.59%       30,878           1,253     5.42%
------------------------------------------------------------------------------------------------------------------------------------
       Total Interest-bearing Deposits                421,472         13,518            4.29%      376,718          11,777     4.18%
------------------------------------------------------------------------------------------------------------------------------------
 Borrowed funds                                        14,117            501            4.74%       12,487             413     4.42%
 Long-term debt                                         4,431            236            7.12%        4,668             252     7.21%
------------------------------------------------------------------------------------------------------------------------------------
   Total Borrowed Funds and Long-term Debt             18,548            737            5.31%       17,155             665     5.18%
------------------------------------------------------------------------------------------------------------------------------------
       Total Interest-bearing Liabilities             440,020         14,253            4.33%      393,873          12,442     4.22%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                    43,313                                       38,323
Other liabilities                                       3,776                                        3,472
------------------------------------------------------------------------------------------------------------------------------------
       Total Noninterest-bearing liabilities           47,089                                       41,795
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                   39,665                                       36,092
------------------------------------------------------------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity   $ 528,674                                    $ 471,760
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Spread (tax-equivalent basis)                  $  14,040            3.25%                      $12,791     3.30%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                         (258)                                         (166)
------------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                               $  13,782                                       $12,625
------------------------------------------------------------------------------------------------------------------------------------
 Net Interest Margin(5)                                                                 3.76%                                  3.81%
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

Vista Bancorp, Inc. and Subsidiaries

Volume/Rate Analysis of Changes in Net Interest Income
(Tax-equivalent Basis)

                                                                                 Nine Months Ended September 30,
                                                                                          1997 vs. 1996
                                                                         -----------------------------------------------
                                                                                                 Increase (Decrease)
                                                                                                  Due to Changes in
                                                                                           -----------------------------
Amounts in Thousands                                                       Total            Average            Average
                                                                         Change(l)          Volume              Rate
                                                                         -----------------------------------------------
Interest income
Federal funds sold                                                       $   175            $   162            $    13
Short-term investments                                                         2                  6                 (4)
------------------------------------------------------------------------------------------------------------------------
    Total Short-term investments                                             177                168                  9
------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                             (131)              (155)                24
  U.S. Government agencies and corporations                                  857                709                148
  States and other political subdivisions                                    283                253                 30
  Other                                                                     (155)              (153)                (2)
------------------------------------------------------------------------------------------------------------------------
    Total Securities                                                         854                654                200
------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                                   260                251                  9
  Commercial                                                               1,083              1,144                (61)
  Consumer                                                                   686                786               (100)
------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                            2,029              2,181               (152)
------------------------------------------------------------------------------------------------------------------------

    Total Interest Income                                                  3,060              3,003                 57
------------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest-bearing deposits:
  Demand                                                                      (4)                73                (77)
  Savings                                                                    255                180                 76
  Time                                                                     1,251              1,143                108
  Time deposits $100,000 and over                                            237                197                 40
------------------------------------------------------------------------------------------------------------------------
    Total Interest-bearing Deposits                                        1,739              1,593                146
------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                88                 67                 31
Long-term debt                                                               (16)               (13)                (3)
------------------------------------------------------------------------------------------------------------------------
    Total Borrowed Funds and Long-term Debt                                   72                 44                 28
------------------------------------------------------------------------------------------------------------------------

    Total Interest Expense                                                 1,811              1,637                174
------------------------------------------------------------------------------------------------------------------------

       Net Interest Income (tax-equivalent basis)                        $ 1,249            $ 1,366              ($117)
------------------------------------------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change".

(2)  Includes nonaccrual loans.

        For the third quarter of 1997, total noninterest income was $775 thousand, representing an increase of $181 thousand or 30% over total noninterest income of $594 thousand for the third quarter of 1996. Adjusting for the effect of security transactions total noninterest income was $640 thousand, an increase of $55 thousand or 9% over the $585 thousand earned in the third quarter of 1996.

        For the first nine months of 1997, total noninterest income equaled $2.1 million reflecting an increase of $240 thousand over the $1.86 million earned in the first nine months of 1996. Adjusting for the effects of security gains and a one-time $62 thousand gain on the sale of a student loan portfolio recognized in 1996, total noninterest income from core banking operations reflects an increase of S100 thousand or 6% in 1997 to $1.9 million from $1.8 million in 1996.

        Income from service charges on deposit accounts increased $37 thousand or 9% to $413 thousand in the third quarter of 1997 from $376 thousand in the same quarter of 1996. The majority of the increase resulted from a higher level of fees earned from nonsufficient funds (NSF) on personal checking accounts and fees earned on commercial transaction accounts attributable to a greater volume of item processing activity. For the first nine months of 1997, income from service charges on deposit accounts increased 6% to $1.23 million from $1.15 million in 1996.

        Other service charge revenue increased 34% to $137 thousand during the third quarter compared to $102 thousand in the third quarter of 1996. For the first nine months of 1997 total other service charge revenues were up 3% to $387 thousand from $377 earned in the same period one year earlier. The increases resulted from higher fees collected from lending activities, lockbox servicing, check cashing and other fees collected from routine banking services.

        For the third quarter of 1997, other income decreased $17 thousand or 16% to $90 thousand from $107 thousand in the third quarter of 1996. On a year-to-date basis, other income, adjusting 1996 for a $62 thousand one-time gain, on the sale of a loan portfolio, reflected a 6% increase to $262 thousand from $247 thousand in 1996. Both periods reflect increased revenues from Trust operations.

        During the first nine months of 1997, $18.1 million of securities were sold which generated $235 thousand of net security gains. In comparison, during the same nine month period of 1996, $29.4 million of securities were sold which generated $24 thousand of net security gains.

        For the third quarter of 1997, total noninterest expense increased $372 thousand or 11% to $3.54 million from $3.18 million, excluding the SAIF assessment charge of $317 thousand, in the third quarter of 1996. When annualized, noninterest expense expressed as a percentage of total average assets decreased to 2.55% for the third quarter of 1997 from 2.60% in the third quarter one year earlier. The increase in absolute expense dollars is due largely to the 30% expansion of the branch network in late 1996, as well as staffing enhancements made in retail banking, commercial lending, operations and technology to support a larger and more complex organization.

        Total noninterest expense through the first nine months of 1997 increased 14% or $1.27 million to $10.40 million from $9.13 million, excluding the SAIF assessment, in the same period of 1996 due to the branch expansion and increased staffing levels discussed previously. The pace of growth in noninterest expense on a sequential or linked-quarter basis for 1997 has shown a significant slowdown which is consistent with management's strategy of growing the balance sheet to increase net interest income while leveraging the expense base.

        The largest component of Vista's cost structure is salary and benefits expense which increased $200 thousand or 15% to $1.9 million for the third quarter of 1997 compared to $1.7 million for the same quarter of 1996. Full-time equivalent employees increased to 211 in the third quarter of 1997 from 183 full-time equivalent employees in the comparable quarter of 1996. Total salary and benefit expense through the first nine months of 1997 increased by $800 thousand or 16% to $5.8 million from $5.0 million in the same period of 1996.

        Occupancy expense increased $82 thousand or 31% to $346 thousand in the third quarter of 1997 from $264 thousand in 1996 due to increased costs to operate and maintain 14 branch facilities in the third quarter of 1997 compared to 11 facilities in the third quarter of 1996. The majority of the increase in expenses resulted from higher depreciation expense from a greater number of facilities, rental expense, utilities, property insurance and real estate property tax expense. Total occupancy expense through the first nine months of 1997 increased $210 thousand or 26% to $1.02 million from $808 thousand in the same period of 1996.

        Furniture and equipment expense increased $111 thousand or 40% to $388 thousand in the third quarter of 1997 from $277 thousand in the third quarter of 1996 due primarily to upgrades in technology and automation, including a new 24 hour telephone banking system, furniture and equipment depreciation and increased telephone and data line communication charges. Significant expenses were during the quarter for consultants and computer specialists in response to significant turnover of key staff. Usage of these vendors is expected through the fourth quarter of 1997. The key staff positions have been filled by new employees. Total furniture and equipment expense through the first nine months of 1997 increased $244 thousand or 28% to $1.10 million from $859 thousand in the same period, of 1996.

        Other expense, consisting mainly of marketing, real estate owned expenses, professional fees, printing, stationery and supplies, and postage expenses, declined 7% to $876 thousand in the third quarter of 1997 from $940 thousand for the same quarter of 1996, excluding the SAIF assessment. Other noninterest expense for the first nine months of 1997 remained flat with the same nine month period in 1996 at $2.5 million.

        The Year 2000 poses a significant challenge for all financial institutions because many automated applications will cease to function normal1y as a result of the way date fields are interpreted by computer systems. Significant costs could result if systems must be repaired or replaced. Senior management is actively involved in assuring that all systems and applications Bank-wide are Year 2000 compliant. Currently, the estimated costs involved to repair, replace and test all systems is not expected to be material.

Financial Condition - September 30, 1997 versus December 31, 1996

        At September 30, 1997, consolidated total assets equaled $557 million which represented an increase of approximately $59 million from $498 million at December 31, 1996. The increase was largely due to strong deposit growth from the three new branch facilities located in Flemington, New Jersey and Butztown and Bethlehem in Pennsylvania, which all became operational in the fourth quarter of 1996.

        Securities available for sale totaled $187 million at September 30, 1997 reflecting an increase of $35 million or 23% compared to the $152 million in securities available for sale at the end of 1996. The portfolio is comprised of 61% fixed and variable rate mortgage-backed securities with pass-through, balloon, adjustable-rate structures and CMO structures, 20% in U.S. Government and Federal agency debt instruments, 11% in tax-exempt securities and the balance in other securities. The portfolio activity during the first nine months of 1997 included $70 million of purchases, $1.8 million of sales and $18 million of maturities. Gross unrealized gains on securities available for sale totaled $1.721 million and gross unrealized losses equaled $33 thousand at September 30, 1997.

        Total loans equaled $323 million at September 30, 1997, reflecting an increase of approximately $23 million or 8% over the $300 million in total outstanding loans at year-end 1996. This increase occurred in commercial loans and was consistent with the objective to lower the concentration in mortgage loans and diversify the portfolio mix while improving yields and profitability by increasing tire concentration in consumer and small business lending. At September 30, 1997, the loan to deposit ratio was 65.7% compared to 68.9% at December 31, 1996. The ratio declined as deposits increased faster than loans in the first nine months of 1997 which compressed the net interest margin.

        Vista's, Pennsylvania bank subsidiary, Twin Rivers Community Bank, agreed in principle to sell $15 million of fixed and variable rate mortgage loans during the fourth quarter. The sales proceeds will be reinvested into higher yielding consumer and commercial loans to improve the loan portfolio mix while lessening the reliance on high cost time deposits which in turn will assist in lowering the cost of funds to enhance margins. The sale is not expected to have a material affect on the consolidated results of operations during the fourth quarter.

        Total deposits equaled $492 million at September 30, 1997, reflecting an increase of approximately $57 million or 13% in total deposits compared to $435 million at year-end 1996. Deposit growth was experienced in all deposit categories. The opening of the three new branch facilities was complimented by special promotional campaigns designed to attract deposits which in turn would be reinvested into securities and loans over time in order to offset the significant growth in operating expense which accompanies expansion efforts.

        Variable-rate tiered savings products with money market rates are offered to customers who maintain high balances. Strategies deployed during the first half of 1997 proved successful in raising total deposits which had the effect of increasing the average cost of funds.

        At September 30, 1997, time deposits, including those $100 thousand and over, remained the largest component of the total deposit base, equaling 49% at September 30, 1997 and. December 31, 1996. Interest-bearing demand accounts equaled 14% of total deposits, while Savings accounts equaled 26% at September 30, 1997 and December 31, 1996.

        Total borrowed funds and long-term debt equaled $19 million at September 30, 1997, reflecting a decrease of $2 million from $21 million outstanding at December 31, 1996.

        Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $4.4 million at September 30, 1997 and December 31, 1996, respectively or 1.36% and 1.48% of total outstanding loans and ORE. The decrease in the ratio was due to the increase in total loans outstanding. ORE increased to $1.5 million at September 30, 1997 compared to $1.3 million at December 31, 1996.

        The allowance for loan losses equaled $4.0 million or 1.23% of total loans at September 30, 1997, compared to $3.9 million and 1.30% at year-end 1996. The provision for loan losses equaled $195 thousand for the third quarter of 1997 compared to $45 thousand in the third quarter of 1996. For the first nine months of 1997 the provision for loan losses totaled $585 thousand compared to $135 thousand for the first nine months of 1996. Vista increased the provision for loan losses to match growth in the loan portfolio and to provide for losses in the indirect automobile loan portfolio. At September 30, 1997, the allowance for loan losses represented 137% of total nonaccrual loans as compared to 123% at December 31, 1996.

        At September 30, 1997, the indirect automobile loan portfolio had an approximate outstanding principal balance of $28 million. Beginning in the fourth quarter of 1996 and continuing through the second quarter of 1997, Vista experienced above average charge-offs in its indirect automobile loan portfolio. Vista responded to this trend in charge-offs by tightening the loan underwriting standards and decreasing the number of loan originations. In 1997, charge-offs of loans in the indirect automobile loan portfolio were $147 thousand for the first quarter, $88 thousand for the second quarter and $65 thousand for the third quarter.

        Total loan charge-offs for the three and nine month periods ended September 30, 1997 were $133 thousand and $628 thousand. Recoveries were $104 thousand for the third quarter and $139 thousand for nine month period ended September 30, 1997.

        At September 30, 1997, cash and cash equivalents equaled $34.3 million which represented a decrease of $1.3 million from the $35.6 million in cash and cash equivalents at December 31, 1996. Changes in cash are measured by changes in operating, investing and financing activities. The decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $58.3 miLlion, which were then used for investing activities of $59.6 million.

        At September 30, 1997, net cash provided by operating activities equaled $4.2 million which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $54.1 million and consisted almost entirely of deposit growth.

        At September 30, 1997 total shareholders' equity equaled $42.0 million representing an increase of $3.2 million from $38.8 million in shareholders' equity at December 31, 1996. This increase was due to $3.3 million in net income, $867 thousand in added capital raised through the various stock plans, a $411 thousand increase to the market value adjustment on the available for sale portfolio, offset in part by $1.3 million of cash dividends paid and $127 thousand of treasury stock purchases to fund future stock plan awards.

        Vista's dividend payout ratio equaled 38% for the first nine months of 1997, its highest level in several years. This trend is expected to continue for the balance of 1997 until such time as earnings increase. The increase in the dividend payout ratio was expected and is considered acceptable by management as a substantial portion of the dividends paid flows back into capital through the dividend reinvestment plan.

        Vista maintained a Tier I risk-based capital ratio of 13.12% and a total risk-based capital ratio of 14.54% at September 30, 1997, compared to 13.33% and 14.90%, respectively, at December 31, 1996. Vista maintained a leverage capital ratio of 7.37% at September 30, 1997 and 7.57% at December 31, 1996.

Part II Other Information

Item 1. Legal Proceedings                                   Not Applicable

Item 2. Changes in Securities                               Not Applicable

Item 3. Defaults Upon Senior Securities                     Not Applicable

Item 4. Submission of Matters to a Vote of                  Not Applicable
          Security Holders

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

        (b) Reports on Form 8-K

        The registrant filed no report on Form 8-K for the quarterly period ended September 30, 1997.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




    Vista Bancorp, Inc.
-------------------------------
    (Registrant)




Dated: November 14, 1997
       ------------------------



                                               By /s/ William F. Keefe
                                                  ---------------------
                                                  William F. Keefe
                                                  Executive Vice President and
                                                  Chief Financial Officer


                                                  (Mr. Keefe is the Principal
                                                  Accounting Officer and has
                                                  been duly authorized to sign
                                                  on behalf of the registrant.)

                               INDEX TO EXHIBITS


Item Number          Description                                      Page
-----------          -----------                                      ----

    27               Financial Data Schedules.......................   22