Form 10-K
period 1997-12-31
VISTA BANCORP INC
filed 1998-03-31
CIK 831979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________to___________

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant based on a closing sale price: $ 62.2 million at March 11, 1998.

                  As of March 11, 1998, the registrant had outstanding 4,178,395 shares of its common stock, par value $.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the registrant's 1998 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to shareholders of the registrant for the year ended December 31, 1997, are incorporated by reference in Part II of this Annual Report.



                                  Page 1 of 98
                            Exhibit Index on Page 35

                               VISTA BANCORP, INC.
                                    FORM 10-K

                                                  Index
                                                  -----
Part I                                                                                                    Page
------                                                                                                    ----
Item 1.       Business..........................................................................            1

Item 2.       Properties........................................................................           25

Item 3.       Legal Proceedings.................................................................           27

Item 4.       Submission of Matters to a Vote of Security Holders...............................     Not Applicable

Part II
-------

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters.............................................................           27

Item 6.       Selected Financial Data...........................................................           30

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................           30

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk........................           30

Item 8.       Financial Statements and Supplementary Data.......................................           30

Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.............................................     Not Applicable

Part III
--------

Item 10.      Directors and Executive Officers of the Registrant................................           31

Item 11.      Executive Compensation............................................................           31

Item 12.      Security Ownership of Certain Beneficial Owners and Management....................           31

Item 13.      Certain Relationships and Related Transactions....................................           31

Part IV
-------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................           31

Signatures    ..................................................................................           33

Exhibit Index ..................................................................................           35

                               VISTA BANCORP, INC.
                                    FORM 10-K


                                     Part I

Item 1.           Business

                  General
                  -------

                  Vista Bancorp, Inc. ("Vista"), is a New Jersey business corporation, incorporated on March 15, 1988, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Vista has two (2) wholly-owned subsidiary banks, The Phillipsburg National Bank and Trust Company ("Phillipsburg National Bank") and Twin Rivers Community Bank ("Twin Rivers"). These two banks are hereinafter collectively referred to as the "Bank Subsidiaries." The deposits of the Bank Subsidiaries are generally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"), although Phillipsburg National Bank has acquired some so-called "Oakar" deposits which are insured under the Savings Association Insurance Fund ("SAIF"). As of December 31, 1997, Vista had total consolidated assets of $ 543.5 million, total consolidated deposits of $ 483.8 million and total consolidated shareholders' equity of $ 43.3 million.

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

                  Vista's growth strategy is centered on the further development of its community-based retail banking network along the Interstate 78 corridor in the counties of Warren and Hunterdon in New Jersey and in the counties of Northampton and Lehigh in Pennsylvania, with the extension of its market to the East in New Jersey and to the West in Pennsylvania. This retail approach to banking has resulted in the growth of demand and savings deposits due to convenience and service. The objective of this strategy is to take advantage of the expected long-term economic growth along the Interstate 78 corridor in New Jersey and Pennsylvania.

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

                  As of December 31, 1997, Vista had thirty-three (33) full-time and one (1) part-time employee. These employees are in the following areas: corporate security/disaster recovery, compliance, audit, loan review, data processing and bookkeeping. The Bank Subsidiaries reimburse Vista for the respective services performed by these employees. Vista does not own real property. However, Vista does pay the rent for the premises in which the operations center is located. The operations center is the location where most of Vista's employees work. Vista is not a party to any collective bargaining agreement.

                  Supervision and Regulation - Vista
                  ----------------------------------

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

                  Permitted Nonbanking Activities
                  -------------------------------

                  The Federal Reserve Board permits bank holding companies or their subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

                  (1) Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

                  (2) Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

                           (i) Real estate and personal property appraising. Performing appraisals of real estate and tangible and intangible personal property, including securities.

                           (ii) Arranging commercial real estate equity financing. Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

                           (iii) Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

                           (iv) Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

                           (v) Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

                           (vi) Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

                           (vii) Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

                           (viii) Real estate settlement servicing. Providing real estate settlement services.


                  (3) Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

                  (4) Operating nonbank depository institutions:

                           (i) Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank.

                           (ii) Operating savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.


                  (5) Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

                  (6) Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                           (i) Serving as investment adviser (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

                           (ii) Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

                           (iii) Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

                           (iv) Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

                           (v) Providing educational courses, and instructional materials to consumers on individual financial management matters; and

                           (vi) Providing tax-planning and tax-preparation services to any person.


                  (7) Agency transactional services for customer investments:

                           (i) Securities brokerage. Providing securities brokerage services (including securities clearing and/or securities execution services on an exchange), whether alone or in combination with investment advisory services, and incidental activities (including related securities credit activities and custodial services), if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

                           (ii) Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy (or sell) a security from a customer, purchases (or sells) the security for its own account to offset a contemporaneous sale to (or purchase from) the customer. This does not include:

                                    (A) Selling bank-ineligible securities at
                  the order of a customer that is the issuer of the securities, or selling bank-ineligible securities in any transaction where the company has a contractual agreement to place the securities as agent of the issuer; or

                                    (B) Acting as a riskless principal in any
                  transaction involving a bank-ineligible security for which the company or any of its affiliates acts as underwriter (during the period of the underwriting or for 30 days thereafter) or dealer.


                           (iii) Private placement services. Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the Securities and Exchange Commission, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

                           (iv) Futures commission merchant. Acting as a futures commission merchant ("FCM") for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                           (v) Other transactional services. Providing to customers as agent transactional services with respect to swaps and similar transactions.


                  (8)      Investment transactions as principal:

                           (i) Underwriting and dealing in government obligations and money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                           (ii) Investing and trading activities. Engaging as principal in:

                                    (A)     Foreign exchange;

                                    (B) Forward contracts, options, futures,
                  options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset (including gold, silver, platinum, palladium, copper, or any other metal approved by the Board), nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions.

                                    (C) Forward contracts, options, futures,
                  options on futures, swaps, and similar contracts, whether traded on exchanges or not, based on an index of a rate, a price, or the value of any financial asset, nonfinancial asset, or group of assets, if the contract requires such settlement.


                           (iii) Buying and selling bullion, and related activities. Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.


                  (9) Management consulting and counseling activities:

                           (i) Management consulting. Providing management consulting advice under certain conditions.

                           (ii) Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                           (iii) Career counseling services. Providing career counseling services to:

                                    (A) A financial organization and individuals
                  currently employed by, or recently displaced from, a financial organization;

                                    (B) Individuals who are seeking employment
                  at a financial organization; and

                                    (C) Individuals who are currently employed
                  in or who seek positions in the finance, accounting, and audit departments of any company.


                  (10)     Support services:

                           (i) Courier services. Providing courier services for:

                                    (A) Checks, commercial papers, documents,
                  and written instruments (excluding currency or bearer-type negotiable instruments) that are exchanged among banks and financial institutions; and

                                    (B) Audit and accounting media of a banking
                  or financial nature and other business records and documents used in processing such media.


                           (ii) Printing and selling MICR-encoded items. Printing and selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require Magnetic Ink Character Recognition ("MICR") encoding.


                  (11)     Insurance agency and underwriting:

                           (i) Credit insurance. Acting as principal, agent, or broker for insurance (including home mortgage redemption insurance) that is:

                                    (A) Directly related to an extension of
                  credit by the bank holding company or any of its subsidiaries; and

                                    (B) Limited to ensuring the repayment of the
                  outstanding balance due on the extension of credit in the event of the death, disability, or involuntary unemployment of the debtor.


                           (ii) Finance company subsidiary. Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                           (iii) Insurance in small towns. Engaging in any insurance agency activity in a place where the bank holding company or a subsidiary of the bank holding company has a lending office and that:

                                    (A) Has a population not exceeding 5,000 (as
                  shown in the preceding decennial census); or

                                    (B) Has inadequate insurance agency
                  facilities, as determined by the Federal Reserve Board, after notice and opportunity for hearing.


                           (iv) Insurance-agency activities conducted on May 1, 1982. Under certain restrictions, engaging in any specific insurance-agency activity if the bank holding company, or subsidiary conducting the specific activity, conducted such activity on May 1, 1982, or received the Federal Reserve Board approval to conduct such activity on or before May 1, 1982.

                           (v) Supervision of retail insurance agents.
         Supervising on behalf of insurance underwriters the activities of retail insurance agents who sell:

                                    (A) Fidelity insurance and property and
                  casualty insurance on the real and personal property used in the operations of the bank holding company or its subsidiaries; and

                                    (B) Group insurance that protects the
                  employees of the bank holding company or its subsidiaries.


                           (vi) Small bank holding companies. Engaging in any insurance-agency activity if the bank holding company has total consolidated assets of $50 million or less.

                           (v) Insurance-agency activities conducted before 1971. Engaging in any insurance-agency activity performed at any location in the United States directly or indirectly by a bank holding company that was engaged in insurance-agency activities prior to January 1, 1971, as a consequence of approval by the Federal Reserve Board prior to January 1, 1971.


                  (12)     Community development activities:

                           (i) Financing and investment activities. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                           (ii) Advisory activities. Providing advisory and related services for programs designed primarily to promote community welfare.


                  (13) Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

                  (14) Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

                  New Jersey Banking Law
                  ----------------------

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

                  Interstate Banking and Branching
                  --------------------------------

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

                  The Banking Commissioners of the State of New Jersey and the Commonwealth of Pennsylvania executed a Cooperative Agreement which governs the manner in which state-chartered banks (such as Twin Rivers) with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by the Interstate Banking Law and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, shareholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

                  Legislation and Regulatory Changes
                  ----------------------------------

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

                  An "undercapitalized" institution would fail to meet one or more of the required minimum capital levels for an "adequately capitalized" institution. An "undercapitalized" institution must file a capital restoration plan and is automatically subject to restrictions on dividends, management fees and asset growth. In addition, the institution is prohibited from making acquisitions, opening new branches or engaging in new lines of business without the prior approval of its primary federal regulator. A number of other discretionary restrictions also may be imposed on a case-by-case basis, and harsher restrictions that otherwise would apply to "significantly undercapitalized" institutions may be imposed on an "undercapitalized" institution that fails to file or implement an acceptable capital restoration plan.

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

                  FDIC Insurance Assessments
                  --------------------------

                  The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

                  Under the risk-related premium schedule, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized or under capitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of the institution's strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.0% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group.

                  Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. Vista paid this special assessment in 1996 for those "SAIF-insured" deposits it held. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.26 cents per $100 in deposits; for SAIF insured deposits it is 6.28 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1997, the FICO interest assessment paid by Vista was approximately $83 thousand. The Bank

Subsidiaries have not been required to pay any FDIC insurance assessments since the fourth quarter of 1996, because BIF has met its statutorily required ratios and the Bank Subsidiaries are categorized as "well capitalized."

                  Capital Standards
                  -----------------

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

                  The following table presents Vista's consolidated regulatory capital based on these guidelines as of December 31, 1997 (in thousands):

Tier I Capital........................................................  $ 41,761
Tier II Capital.......................................................     4,339
                                                                        --------
Total Capital.........................................................   $46,100
                                                                        ========

Total Average Quarterly Assets........................................ $ 548,728
Total Risk-Weighted Assets(1)......................................... $ 307,620

Tier I Risk-Based Capital Ratio(2)....................................    13.58%
Required Tier I Risk-Based Capital Ratio..............................     4.00%
                                                                          ------
Excess Tier I Risk-Based Capital Ratio................................     9.58%
                                                                          ======

Total Risk-Based Capital Ratio(3).....................................    14.99%
Required Total Risk-Based Capital Ratio...............................     8.00%
                                                                          ------
Excess Total Risk-Based Capital Ratio.................................     6.99%
                                                                          ======

Tier I Leverage Ratio(4)...............................................    7.61%
Required Tier I Leverage Ratio.........................................    4.00%
                                                                          ------
Excess Tier I Leverage Ratio...........................................    3.61%
                                                                          ======

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

                  Effect of Government Monetary Policies
                  --------------------------------------

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

                  History and Business - Phillipsburg National Bank
                  -------------------------------------------------

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


                  Phillipsburg National Bank has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June, 1988. It receives investment management services from Phillipsburg National Bank and pays a fee to Phillipsburg National Bank for staff time, accounting, rent and other administrative services. As of December 31, 1997, Phillipsburg Investment, Inc. held approximately $64.5 million in securities available for sale, short-term investments, and cash on behalf of Phillipsburg National Bank.


                  As of December 31, 1997, Phillipsburg National Bank had one hundred fifteen (115) full-time employees and fourteen (14) part-time employees. Phillipsburg National Bank provides a variety of employment benefits and considers its relationship with its employees to be good. Phillipsburg National Bank is not a party to any collective bargaining agreement.

                  Competition - Phillipsburg National Bank
                  ----------------------------------------

                  All phases of Phillipsburg National Bank's business are highly competitive. Phillipsburg National Bank's market area is the primary trade area of Warren County, with concentration in the Phillipsburg, New Jersey area. Phillipsburg National Bank's branch delivery system was expanded in Hunterdon County to compete more aggressively in that market as well. Phillipsburg National Bank competes actively with local commercial banks as well as other commercial banks with branches in Phillipsburg National Bank's market area. Phillipsburg National Bank considers its major competition to be United National Bank, headquartered in Plainfield, New Jersey; PNC Bank Corp., headquartered in Pittsburgh, Pennsylvania; Summit Bank, headquartered in Princeton, New Jersey; First Union Corporation, headquartered in Charlotte, North Carolina; Fleet Financial Group, headquartered in Providence, Rhode Island; and Prestige State Bank, headquartered in Flemington, New Jersey. Phillipsburg National Bank is competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. In terms of assets and liabilities, Phillipsburg National Bank is smaller than its major competitors, with the exception of Prestige State Bank.

                  Supervision and Regulation - Phillipsburg National Bank
                  -------------------------------------------------------

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

                  Community Reinvestment Act
                  --------------------------

                  For a discussion on the Community Reinvestment Act of 1977 with respect to Phillipsburg National Bank, see the below caption entitled "Community Reinvestment Act -Phillipsburg National Bank and Twin Rivers."

                  Concentration - Phillipsburg National Bank
                  ------------------------------------------

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

                  Capital Requirements - Phillipsburg National Bank
                  -------------------------------------------------

                  As of December 31, 1997, Phillipsburg National Bank's total risk-based capital ratio was 14.16 % (of which 92 % was in the form of common shareholders' equity). This percentage is above the minimum capital ratio required under the OCC risk-based capital guidelines.

                  History and Business - Twin Rivers
                  ----------------------------------

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

                  As of December 31, 1997, Twin Rivers had fifty-two (52) full-time employees and thirteen (13) part-time employees. Twin Rivers provides a variety of employment benefits and considers its relationship with its employees to be good. Twin Rivers is not a party to any collective bargaining agreement.

                  Twin Rivers engages in a full-service commercial banking business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions and making construction and mortgage loans. Twin Rivers' business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

                  Competition - Twin Rivers
                  -------------------------

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

                  Supervision and Regulation - Twin Rivers
                  ----------------------------------------

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

                  Concentration - Twin Rivers
                  ---------------------------

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

                  Capital Requirements - Twin Rivers
                  ----------------------------------


                  As of December 31, 1997, Twin Rivers' total risk-based capital ratio was 12.87% (of which 90% was in the form of common shareholders' equity). This percentage is above the minimum required capital ratio required under FRB capital guidelines.


                  Community Reinvestment Act - Phillipsburg National Bank and
                  -----------------------------------------------------------
                  Twin Rivers
                  -----------

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

                  The federal banking regulators have issued a joint final rule containing technical amendments to the revised CRA regulations. Specifically, the recent technical amendments clarify the various effective dates in the revised CRA regulations, correct certain cross references and state that once an institution becomes subject to the requirements of the revised CRA regulations, it must comply with all aspects of the revised CRA regulations, regardless of the effective date of certain provisions. Similarly, once an institution is subject to the revised CRA regulations, the prior CRA regulations do not apply to that institution.

                  For the purposes of the revised CRA regulations and based upon financial information as of December 31, 1997, Phillipsburg National Bank is deemed to be a large retail institution and Twin Rivers is deemed to be a small bank. During 1997, Phillipsburg National Bank was evaluated for CRA compliance using the lending, service and investment tests and received a satisfactory rating. Twin Rivers was evaluated for CRA compliance using the streamlined procedures for a small bank and received a "satisfactory" rating in 1997.


Item 2.  Properties

                  The following table describes the properties owned or leased by Vista and the Bank Subsidiaries:

                                                              Square
Location                            Type of Ownership        Footage      Use
--------                            -----------------        -------      ---
Vista
291 Pickford Avenue                 Leased - $65,918          6,612       Operations Center
Phillipsburg, NJ  08865             Annual Rental

Phillipsburg National Bank
305 Roseberry Street                Owned                    18,393       Administrative Offices and
Phillipsburg, NJ  08865                                                   Loan Center

115 South Main Street               Owned                     3,276       Main Office
Phillipsburg, NJ  08865

755 Route 22 West                   Leased - $24,000          3,750       Hillcrest Branch Office
Phillipsburg, NJ  08865             Annual Rental

331 Third Avenue                    Owned                     3,220       Alpha Branch Office
Alpha, NJ  08865

                                                                       Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---
716 Route 57                        Owned                              2,500       Greenwich Branch Office
Stewartsville, NJ  08886

1200 Route 22 East, Suite 619       Leased - $17,875                     715       Phillipsburg Mall Extension
Phillipsburg, NJ  08865             Annual Rental

1192 Route 22 East                  Building Owned, Land               3,472       Phillipsburg Mall Branch
Phillipsburg, NJ  08866             Leased - $47,916 Annual Rental                 Office

39 Laneco Plaza                     Leased - $63,840                   2,200       Clinton Branch Office
Route 513 at I-78, Exit 15          Annual Rental
Clinton, NJ  08809

48 West Washington Avenue           Owned                              2,100       Washington Branch Office
Washington, NJ  07882

Route 57 West and                   Owned                              3,139       Washington Township Branch
Mill Pond Road                                                                     Office
Washington, NJ  07882

309 Highway 202                     Building Owned, Land               3,200       Flemington Branch Office
Flemington, NJ  08822               Leased - $30,570 Annual Rental

Twin Rivers
2925 William Penn Highway           Leased - $109,460                  7,316       Main Office, Administrative
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

                  General
                  -------

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

                  Environmental Issues
                  --------------------

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

                  Market Information
                  ------------------

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

                                                          High             Low
                                                          ----             ---
1997:
         First quarter............................        $13.75          $13.00
         Second quarter...........................        $14.75          $13.38
         Third quarter............................        $17.38          $14.50
         Fourth quarter...........................        $19.75          $17.25

1996:
         First quarter............................        $12.00          $11.50
         Second quarter...........................        $12.25          $11.50
         Third quarter............................        $12.25          $12.00
         Fourth quarter...........................        $14.00          $12.00


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

                                                                  Cash Dividends
                                                                  Paid Per Share
                                                                  --------------

1997:
         First quarter............................................... $.10
         Second quarter..............................................  .10
         Third quarter...............................................  .11
         Fourth quarter..............................................  .11

1996:
         First quarter............................................... $.09
         Second quarter..............................................  .09
         Third quarter...............................................  .10
         Fourth quarter..............................................  .10

                  Shareholders
                  ------------

                  As of December 31, 1997, Vista had approximately 849 holders of the Common Stock.

                  Dividend Restrictions
                  ---------------------

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

                  Phillipsburg National Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on its capital common stock until any cumulative dividends on Phillipsburg National Bank's preferred stock (if any) have been paid in full. Phillipsburg National Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, Phillipsburg National Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. ss.1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. Phillipsburg National Bank's unrestricted retained earnings and net income available that could be paid as a dividend to Vista under the current OCC rules were $6.9 million as of December 31, 1997.

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

                  As of December 31, 1997, there were $1.3 million accumulated net earnings available at Twin Rivers that could be paid as a dividend to Vista under current Pennsylvania law.

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information called for by this item is found under the caption "Interest Rate Sensitivity" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Vista's Annual Report (at page 16) filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 7A.


Item 8.  Financial Statements and Supplementary Data

                  Vista's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 20) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8. Moreover, certain additional financial information pertaining to bank holding companies, under SEC Guide 3, is set forth (at page 94) and filed at Exhibit 99B hereto is incorporated by reference under this Item 8.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

                  The captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Information As To Nominees, Directors and Executive Officers" and "Principal Officers" contained in Vista's Proxy Statement (at pages 5, 6 and 9, respectively) filed at Exhibit 99A hereto is incorporated in their entirety by reference under this Item 10.


Item 11. Executive Compensation

                  The captions "Remuneration of Officers and Directors" contained in Vista's Proxy Statement (at page 10) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.


Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The caption "Principal Beneficial Owners of Vista's Stock" contained in Vista's Proxy Statement (at page 2) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.


Item 13. Certain Relationships and Related Transactions

                  The information under the caption "Certain Transactions" contained in Vista's Proxy Statement (at page 13) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 13.


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

                  (b)      Reports on Form 8-K

                           Vista filed no reports on Form 8-K during the last
quarter of the year ended December 31,1997.

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
                4                                    None.
                9                                    None.
                10                                   None.
                11                                   None.
                13                                   Portions   of  the   Annual
                                                     Report to Shareholders  for
                                                     Fiscal Year Ended  December
                                                     31, 1997.
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
                                                     33-42569),  and  hereby
                                                     incorporated by reference.
                22                                   None.
                23                                   None.
                24                                   None.
                27                                   Financial Data Schedule.
                99A                                  Portions   of   the   Proxy
                                                     Statement for the Annual
                                                     Meeting of Shareholders to
                                                     be held April 22, 1998.
                99B                                  SEC Guide 3 Financial
                                                     Information.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
         (Issuer)


By:      /s/ Barbara Harding                        Date:  March 25, 1998
         -------------------------
         Barbara Harding
         President


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Barbara Harding                        Date:  March 25, 1998
         -------------------------
         Barbara Harding
         President and Director
         (Chief Executive Officer)

By:                                                 Date:  March __, 1998
         -------------------------
         Richard A. Cline
         Director


By:      /s/ Harold J. Curry                        Date:  March 25, 1998
         -------------------------
         Harold J. Curry
         Director


By:      /s/ Dale F. Falcinelli                     Date:  March 25, 1998
         -------------------------
         Dale F. Falcinelli
         Director


By:                                                 Date:  March __, 1998
         -------------------------
         James T. Finegan, Jr.
         Director

By:      /s/ Barry L. Hajdu                         Date:  March 25, 1998
         -------------------------
         Barry L. Hajdu
         Director


By:      /s/ David L. Hensley                       Date:  March 25, 1998
         -------------------------
         David L. Hensley
         Director


By:                                                 Date:  March __, 1998
         -------------------------
         Thomas F. McGinley
         Chairman of the Board
          and Director


By:      /s/ Marc S. Winkler                        Date:  March 25, 1998
         -------------------------
         Marc S. Winkler
         Director


By:      /s/ Mark A. Reda                           Date:  March 25, 1998
         -------------------------
         Mark A. Reda
         Director


By:      /s/ William F. Keefe                       Date:  March 25, 1998
         -------------------------
         William F. Keefe
         Executive Vice President and
          Chief Financial Officer
         (Chief Financial and
          Accounting Officer)

                                INDEX TO EXHIBITS


Item Number       Description                                            Page
-----------       -----------                                            ----

       13         Portions of the Annual Report to
                     Shareholders for Fiscal Year
                     Ended December 31, 1997............................   36


       27         Financial Data Schedule...............................   98


       99A        Portions of the Proxy Statement
                     for the Annual Meeting of
                     Shareholders to be held
                     April 22, 1998.....................................   79


       99B        SEC Guide 3 Financial Information.....................   93