Form 10-Q
period 1998-03-31
VISTA BANCORP INC
filed 1998-05-15
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission file number 0-21264

                               VISTA BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                            22-2870972
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey       08865
          (Address of principal executive offices)               (Zip Code)

                                 (908) 859-9500
                (Issuer's telephone number, including area code)


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 1998, there were 4,180,203 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries


                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended March 31, 1998

                                      Index
                                                                            PAGE
                                                                            ----
Part I     Financial Information

Item 1.  Financial Statements:

             Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997                                            3

             Consolidated Statements of Income - Three Months
             Ended March 31, 1998 and 1997                                    4

            Consolidated Statements of Changes in Shareholders' Equity -
               Three Months Ended March 31, 1998 and
               The Year Ended December 31, 1997                               5

             Consolidated Statements of Cash Flows - Three Months
             Ended March 31, 1998 and 1997                                    6

             Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9


Part II  Other Information

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                           CONSOLIDATED BALANCE SHEETS
             Amounts in Thousands (Except Per Share and Share Data)

                                                                                                            March 31,   December 31,
                                                                                                             1998          1997
                                                                                                            ------------------------
Assets

Cash and cash equivalents:
                Cash and due from banks                                                                       $21,562      $19,195
                Federal funds sold                                                                              5,300        4,190
                Short-term investments                                                                          7,587        4,465
----------------------------------------------------------------------------------------------------------------------------------
                                Total Cash and Cash Equivalents                                                34,449       27,850
----------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $187,059 and $185,944 in 1998 and 1997, respectively)          188,544      187,746
----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
                Mortgage                                                                                      135,103      132,496
                Commercial                                                                                    103,354       98,813
                Consumer                                                                                       86,939       86,180
----------------------------------------------------------------------------------------------------------------------------------
                                Total Loans                                                                   325,396      317,489
                Allowance for loan losses                                                                      (4,171)      (4,148)
----------------------------------------------------------------------------------------------------------------------------------
                                Total Net Loans                                                               321,225      313,341
----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                          7,441        7,435
Accrued interest receivable                                                                                     3,340        2,973
Other assets                                                                                                    5,389        4,122
----------------------------------------------------------------------------------------------------------------------------------
                                Total Assets                                                                 $560,388     $543,467
==================================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
                Demand:
                                Noninterest-bearing                                                           $53,378      $52,147
                                Interest-bearing                                                               73,142       74,237
                Savings                                                                                       128,337      123,437
                Time                                                                                          242,755      233,935
----------------------------------------------------------------------------------------------------------------------------------
                                Total Deposits                                                                497,612      483,756
----------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                                 11,466        8,859
Long-term debt                                                                                                  3,000        4,222
Accrued interest payable                                                                                        1,299        1,249
Other liabilities                                                                                               2,843        2,079
----------------------------------------------------------------------------------------------------------------------------------
                                Total Liabilities                                                             516,220      500,165
----------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
                Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                       4,186,680 and 4,168,013 at March 31, 1998 and December 31, 1997, respectively            2,093        2,084
                Paid-in capital                                                                                14,699       14,345
                Retained earnings                                                                              26,483       25,770
                Treasury stock (7302 shares)                                                                      (87)         (87)
                Accumulated other comprehensive income                                                            980        1,190
----------------------------------------------------------------------------------------------------------------------------------
                                Total Shareholders' Equity                                                     44,168       43,302
----------------------------------------------------------------------------------------------------------------------------------
                                                    Total Liabilities and Shareholders' Equity               $560,388     $543,467
==================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
             Amounts in Thousands (Except Per Share and Share Data)

                                                                                                          March 31,     March 31,
                                                                                                            1998          1997
                                                                                                         -------------------------
Interest Income:
         Interest and fees on loans                                                                        $6,650       $6,054
         Interest on federal funds sold                                                                       104          204
         Interest on short-term investments                                                                    64           28
         Interest on securities:
                  Taxable                                                                                   2,552        2,403
                  Nontaxable                                                                                  321          198
------------------------------------------------------------------------------------------------------------------------------
                          Total Interest Income                                                             9,691        8,887
------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
         Interest on deposits                                                                               4,547        4,265
         Interest on borrowed funds                                                                           115          151
         Interest on long-term debt                                                                            50           78
------------------------------------------------------------------------------------------------------------------------------
                          Total Interest Expense                                                            4,712        4,494
------------------------------------------------------------------------------------------------------------------------------
                                  Net Interest Income                                                       4,979        4,393
------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                                     195          195
------------------------------------------------------------------------------------------------------------------------------
                                  Net Interest Income After Provision for Loan Losses                       4,784        4,198
------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
         Service charges on deposit accounts                                                                  405          407
         Other service charges                                                                                156          116
         Net security gains                                                                                    50           96
         Other income                                                                                         109           78
------------------------------------------------------------------------------------------------------------------------------
                          Total Noninterest Income                                                            720          697
------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
         Salaries and benefits                                                                              1,980        1,914
         Occupancy expense                                                                                    335          340
         Furniture and equipment expense                                                                      478          342
         Other expense                                                                                      1,000          780
------------------------------------------------------------------------------------------------------------------------------
                          Total Noninterest Expense                                                         3,793        3,376
------------------------------------------------------------------------------------------------------------------------------
                                  Income Before Provision for Income Taxes                                  1,711        1,519

Provision for Income Taxes                                                                                    541          493
------------------------------------------------------------------------------------------------------------------------------
                                      Net Income                                                           $1,170       $1,026
------------------------------------------------------------------------------------------------------------------------------

                                      Earnings per Share (Basic and Diluted)                                $0.28        $0.25
------------------------------------------------------------------------------------------------------------------------------

                                      Weighted Average Number of Common Shares Outstanding              4,165,131    4,089,236
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                  Amounts in Thousands (Except Per Share Data)


                    For The Year Ended December 31, 1997 and
                    For The Three Months Ended March 31, 1998

                                                                                                         Accumulated
                                                                                                            Other        Total
                                              Shares      Common     Paid-in   Retained      Treasury   Comprehensive  Shareholders'
                                              Issued      Stock      Capital   Earnings        Stock        Income       Equity
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 1996                  4,085,498    $2,043     $13,092     $22,984          $(7)        $703      $38,815

  Comprehensive Income

    Net income - 1997                              --        --          --       4,513           --           --        4,513

    Other Comprehensive Income, net of tax
      Net unrealized appreciation in the
      market value of securities available
      for sale, net of income taxes                --        --          --          --           --          487          487
                                                                                                                       -------
   Comprehensive Income                                                                                                  5,000

    Cash dividends - $.42 per share                --        --          --      (1,727)          --           --       (1,727)

    Net proceeds from
      issuance of common stock                 82,515        41       1,219          --           --           --        1,260

    Deferred compensation                          --        --          34          --           --           --           34

    Net Treasury Stock transactions                --        --          --          --          (80)          --          (80)

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                  4,168,013    $2,084     $14,345     $25,770         $(87)      $1,190      $43,302

  Comprehensive Income

    Net income - 1998                              --        --          --       1,170           --           --        1,170

    Other Comprehensive Income, net of tax
      Net unrealized depreciation in the
      market value of securities available
      for sale, net of income taxes                --        --          --          --           --         (210)        (210)
                                                                                                                       -------
  Comprehensive Income                                                                                                     960

    Cash dividends - $.11 per share                --        --          --        (457)          --           --         (457)

    Net proceeds from
      issuance of common stock                 18,667         9         341          --           --           --          350

    Deferred compensation                          --        --          13          --           --           --           13

------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                     4,186,680    $2,093     $14,699     $26,483         $(87)        $980      $44,168
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                                        Three Months Ended March 31,
                                                                                                              1998            1997
                                                                                                        ----------------------------
Cash Flows From Operating Activites:
         Net Income                                                                                        $  1,170        $  1,026
         Adjustments to reconcile net income to net cash
          provided by operating activities:
                  Depreciation and amortization                                                                 260             249
                  Provision for loan losses                                                                     195             195
                  Increase in deferred income                                                                    41              15
                  Increase  in accrued interest receivable                                                     (367)           (357)
                  Increase in accrued interest payable                                                           50             128
                  Increase  in other assets                                                                    (677)           (287)
                  Increase in other liabilities                                                                 777             277
                  Net amortization of premium on securities                                                     137              73
                  Net security (gains)                                                                          (50)            (96)
-----------------------------------------------------------------------------------------------------------------------------------
                                  Net Cash Provided By Operating Activities                                   1,536           1,223
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
         Proceeds from maturities of securities available for sale                                           18,339           4,690
         Proceeds from sales of securities available for sale                                                 7,386           4,590
         Purchases of securities available for sale                                                         (26,928)        (30,690)
         Net increase in loans                                                                               (8,634)         (6,038)
         Net capital expenditures                                                                              (234)           (362)
-----------------------------------------------------------------------------------------------------------------------------------
                                  Net Cash Used In Investing Activities                                     (10,071)        (27,810)
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
         Net increase in demand and savings deposits                                                          5,036           6,389
         Net increase in time deposits                                                                        8,820          16,745
         Net (decrease) increase in borrowed funds                                                            2,607          (7,954)
         Net  decrease  in long-term debt                                                                    (1,222)            (63)
         Net proceeds from issuance of common stock                                                             350             280
         Purchases of treasury stock                                                                             --             (70)
         Cash dividends paid                                                                                   (457)           (409)
-----------------------------------------------------------------------------------------------------------------------------------
                                  Net Cash Provided By Financing Activities                                  15,134          14,918
-----------------------------------------------------------------------------------------------------------------------------------

                                      Net Increase (Decrease) in Cash and Cash Equivalents                    6,599         (11,669)
                                      Cash and Cash Equivalents, Beginning of Period                         27,850          35,582
-----------------------------------------------------------------------------------------------------------------------------------
                                      Cash and Cash Equivalents, End of Period                             $ 34,449        $ 23,913
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
         Interest paid                                                                                     $  4,662        $  4,366
         Income taxes paid                                                                                       --              --

Supplemental Disclosures of Investing and Financing Activities:
         Transfers from loans to other real estate owned                                                        514               9
         Net unrealized  loss  in the fair value of securities available for sale                              (318)         (2,458)
         Increase in deferred tax asset related to net unrealized
                  loss  in the fair value of securities available for sale                                      108             836
         Net unrealized  loss  in the fair value of securities available for sale,
                 net of income taxes                                                                           (210)         (1,622)
         Deferred compensation                                                                                   13              11


The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

     The accompanying consolidated financial statements of Vista Bancorp, Inc. and its subsidiaries (Vista) reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Vista's customary accounting practices and has not been audited.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1997.

     Results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

     Vista adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 provides standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement defines comprehensive income as the changes in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Other comprehensive income would include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on available for sale securities. This statement is effective for fiscal years beginning after December 15, 1997. Prior year financial statements which are presented for comparative purposes have been reclassified.

     Vista held securities classified as Available for Sale, which experienced unrealized losses of $318 thousand before tax during the quarter ended March 31, 1998. In compliance with SFAS No. 130, the before tax and after tax amount for this category as well as the tax benefit, is summarized below.

------------------------------------------------------------  ---------- ------- ----------
                  (Amounts in thousands)                      Before-Tax   Tax   Net-of-Tax
                                                                Amount   Benefit   Amount
------------------------------------------------------------  ---------- ------- ----------
Unrealized losses on securities:
     Unrealized holding losses arising during period            $(318)     $108    $(210)
     Less: reclassification adjustment for gains realized
       in net  income                                              --        --       --
                                                                 ----      ----     ----
Net unrealized loss                                              (318)      108     (210)
                                                                 ----      ----     ----
Other comprehensive income                                      $(318)     $108    $(210)
------------------------------------------------------------  ---------- ------- ----------

     In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits. This statement requires additional information on changes in the benefit obligations and fair values of the plans assets and eliminates certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in FASB Statements 87, "Employer's Accounting for Pensions", 88 , "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of Vista.

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

     Interest Rates. Vista's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors, which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

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


Results of Operations for the periods ended March 31, 1998 and March 31, 1997

     For the first quarter of 1998, Vista Bancorp, Inc reported a 14% or $144 thousand increase in net income to $1.170 million, or $.28 per basic common share compared to net income of $1.026 million or $.25 per basic common share reported for the first quarter of 1997. The increase in net income was primarily due to a 13% or $586 thousand increase in net interest income, as interest-earning assets increased 8% to average $520 million from $482 million in the comparable quarter of 1997 and the net interest margin expanded by 23 basis points to 4.00% from 3.77%. In addition, noninterest income, excluding security transactions, increased 11.5% or $69 thousand that offset a lower level of gains recognized on the sale of securities. Noninterest expense increased $417 thousand or 12.4% due to increased expenses in marketing and advertising, technology spending and staff related costs.

     Return on average shareholders' equity equaled 10.79% for the first quarter of 1998 and 10.57% in the first quarter of 1997 while return on average assets equaled .87% for the first quarter of 1998 and .82% for the first quarter of 1997. The return on average equity has been impacted by the branch expansion program launched in December 1996 which doubled the number of branch sites (from 2 to 4) of Twin Rivers Community Bank, Vista's Pennsylvania bank subsidiary. In addition, an increase in the after-tax effect recognized pursuant to SFAS. No. 115 and strong participation from shareholders' in the various stock plans have contributed significant amounts of added capital. The return on equity is expected to increase as the new capital is leveraged over time.

Net Interest Income

     Tax-equivalent net interest income amounted to $5.1 million for the first quarter of 1998, an increase of approximately $600 thousand, or 10%, compared to $4.5 million earned in the first quarter of 1997. The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, increased 23 basis points to 4.00% for the first quarter of 1998 compared to 3.77% recorded in the first quarter of 1997. These results contained several one-time transactions totaling $74 thousand for interest income collected in connection with a legal settlement of a lending relationship and reclassification of a loan from nonaccrual status to performing status. The net interest margin for the first quarter of 1998, adjusted for these one-time items, averaged 3.95%, an increase of 18 basis points from the 3.77% earned during the first quarter of 1997 reflecting an improved mix of earning assets and a more profitable mix of funding sources.

     Interest income on a tax-equivalent basis amounted to $9.8 million for the first quarter of 1998, an increase of approximately $900 thousand, or 10%, compared to $8.9 million in interest income earned in the first quarter of 1997. The increase in interest income was largely due to a higher volume of average interest-earning assets, which increased interest income by $787 thousand while higher yields on the loan portfolio contributed $88 thousand of increased interest income. The average yield on interest-earning assets increased 13 basis points to 7.68% for the first quarter of 1998 compared to 7.55% for the first quarter in 1997.

     Interest expense amounted to $4.7 million for the first quarter of 1998, an increase of approximately $200 thousand, or 5%, compared to $4.5 million in the first quarter of 1997. The increase is due primarily to a higher volume of average interest-bearing liabilities that increased interest expense by $253 thousand offset by lower rates paid for the deposits and borrowings that reduced interest expense by $35 thousand. The average cost of funds on interest-bearing liabilities declined 3 basis points to 4.25% in the first quarter of 1998 from 4.28% paid in the comparable quarter of 1997.

     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended March 31, 1998 and 1997, are also reflected.

     The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

VISTA BANCORP, INC. AND SUBSIDIARIES

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)
Amounts in Thousands (Except Percentages)

                                                                                         Three Months Ended March 31,

                                                                                   1998                              1997
                                                                    ----------------------------------------------------------------
                                                                    Average                 Average     Average              Average
                                                                    Balances     Interest    Rates      Balances    Interest  Rates
                                                                      (1)          (2)        (3)         (1)         (2)      (3)
                                                                    ----------------------------------------------------------------
Assets
Federal funds sold                                                   $7,518          $104     5.61%     $15,581         $204   5.31%
Short-term investments                                                5,052            64     5.14%       2,242           28   5.06%
------------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                   12,570           168     5.42%      17,823          232   5.28%
------------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                      16,625           253     6.17%      21,521          320   6.03%
  U.S. Government agencies
    and corporations                                                126,384         2,066     6.63%     109,523        1,868   6.92%
  States and other
    political subdivisions                                           28,268           461     6.61%      17,369          270   6.30%
  Other                                                              13,973           233     6.76%      13,107          215   6.65%
------------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                              185,250         3,013     6.60%     161,520        2,673   6.71%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
  Mortgage                                                          133,484         2,524     7.67%     139,971        2,634   7.63%
  Commercial                                                        101,887         2,384     9.49%      81,367        1,818   9.06%
  Consumer                                                           86,571         1,754     8.22%      80,897        1,611   8.08%
------------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                                   321,942         6,662     8.39%     302,235        6,063   8.14%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                             519,762         9,843     7.68%     481,578        8,968   7.55%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                              16,505                              16,372
Allowance for loan losses                                            (4,216)                             (3,924)
Other assets                                                         14,915                              14,969
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                           27,204                              27,417
------------------------------------------------------------------------------------------------------------------------------------
                Total Assets                                       $546,966                            $508,995
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                            $74,145          $398     2.18%     $72,189         $387   2.17%
  Savings                                                           125,336           938     3.04%     112,966          894   3.21%
  Time                                                              192,438         2,588     5.45%     192,299        2,577   5.43%
  Time deposits $100,000 and over                                    44,524           623     5.67%      30,165          407   5.47%
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                               436,443         4,547     4.23%     407,619        4,265   4.24%
------------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                     10,296           115     4.53%      13,330          151   4.59%
  Long-term debt                                                      3,177            50     6.38%       4,497           78   7.03%
------------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                        13,473           165     4.97%      17,827          229   5.21%
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                        449,916         4,712     4.25%     425,446        4,494   4.28%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                  49,371                              40,502
Other liabilities                                                     3,715                               3,698
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                      53,086                              44,200
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                 43,964                              39,349
------------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity          $546,966                            $508,995
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Spread
  (tax-equivalent basis)                                                            5,131     3.43%                    4,474   3.27%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                      (152)                               (81)
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                              $4,979                             $4,393
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                     4.00%                            3.77%
------------------------------------------------------------------------------------------------------------------------------------

(1)  Average volume information was computed using approximate daily averages

(2)  Interest on loans includes fee income

(3) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%

(4)  Includes nonaccrual loans

(5)  Net  interest  income  as  a  percent  of   interest-earning   asset  on  a
     tax-equivalent basis

VISTA BANCORP, INC. AND SUBSIDIARIES
Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis) Amounts in Thousands

                                                                   Three Months Ended March 31,

                                                                          1998 vs. 1997
                                                                 ------------------------------
                                                                       Increase (Decrease)

                                                                        Due to Changes in:

                                                                   Total      Average    Average
                                                                 Change(1)    Volume       Rate
                                                                 -------------------------------
Interest Income
Federal funds sold                                                $(100)      $(111)        $11
Short-term investments                                               36          36          --
-----------------------------------------------------------------------------------------------
      Total Short-term Investments                                  (64)        (75)         11
-----------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                     (67)        (75)          8
  U.S. Government agencies and corporations                         198         279         (81)
  States and other political subdivisions                           191         176          15
  Other                                                              18          14           4
-----------------------------------------------------------------------------------------------
      Total Securities                                              340         394         (54)
-----------------------------------------------------------------------------------------------

Loans, net of unearned income:(2)
  Mortgage                                                         (110)       (123)         13
  Commercial                                                        566         476          90
  Consumer                                                          143         115          28
-----------------------------------------------------------------------------------------------
      Total Loans                                                   599         468         131
-----------------------------------------------------------------------------------------------
          Total Interest Income                                     875         787          88
-----------------------------------------------------------------------------------------------

Interest Expense
Interest-bearing liabilities:
  Demand                                                             11          10           1
  Savings                                                            44          95         (51)
  Time                                                               11           2           9
  Time deposits $100,000 and over                                   216         201          15
-----------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                               282         308         (26)
-----------------------------------------------------------------------------------------------

  Borrowed funds                                                    (36)        (34)         (2)
  Long-term debt                                                    (28)        (21)         (7)
-----------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                       (64)        (55)         (9)
-----------------------------------------------------------------------------------------------
          Total Interest Expense                                    218         253         (35)
-----------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)          $657        $534        $123
-----------------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

Noninterest Income

     For the first quarter of 1998, total noninterest income increased 3% or $23 thousand to $720 thousand compared to $697 thousand of noninterest income earned in 1997. Excluding the effects of security transactions in both periods, noninterest income increased 11% to $670 thousand in 1998 from $601 thousand in 1997.

     Revenues from service charges on deposit accounts were substantially unchanged on a year-to-year basis as increased fee income from nonsufficient funds (NSF) was offset entirely by a lower level of fees earned from commercial transaction accounts as commercial customers maintained higher account balances to offset the effects of per item charges.

     Revenues from other service charges increased 34% or $40 thousand to $156 thousand in 1998 compared to $116 thousand in 1997. Strong growth in fee income from loan origination activities and higher levels of mortgage servicing fee revenues accounted for the majority of the increase in 1998.

     Revenues from other income sources increased 40% or $31 thousand to $109 thousand for 1998 compared to $78 thousand in 1997. The increase is due primarily to fee income from trust operations and fees earned from the sale of mutual funds and annuity products sold through the alternative investment program launched during the first quarter of 1998.

     Net gains recognized on the sale of securities totaled $50 thousand in 1998 compared to $96 thousand in 1997. Approximately $7.0 million of securities available for sale were sold in 1998 compared to $5.0 million of securities sold in 1997. The sales are not expected to have a material effect on the yield earned on the securities portfolio, taken as a whole.

Noninterest Expense

     For the first quarter of 1998 total noninterest expense increased 12% or about $410 thousand to $3.79 million from $3.38 million in the first quarter of 1997. Total noninterest expense, on an annualized basis, averaged 2.81% of total average assets in 1998 compared to 2.69% in 1997.

     The largest increase in total noninterest expense for 1998 occurred in other noninterest expense that increased $220 thousand or 28% to $1.0 million from $780 thousand in 1997. An accelerated level of marketing and advertising spending directed at consumers impacted by disruption caused by bank consolidation activity in Vista's markets and expenses associated with the listing of Vista stock on the Nasdaq National Market accounted for the increase.

     Furniture and equipment expense increased 40% or $136 thousand to $478 thousand in 1998 from $342 thousand in 1997. The increase was influenced by costs associated with leasing a new mainframe computer system to increase processing capacity and data transmission throughout Vista. In addition, higher software licensing fees and third party PC and network maintenance providers contributed to the increased expense level.

     Salary and benefits expense increased 3% or approximately $70 thousand to $1.98 million in 1998 compared to $1.91 million in 1997. Separately, salary expense increased 5.5% or $81 thousand to $1.56 million in 1998 from $1.48 million in 1997. Total full-time equivalent employees stood at 211 for the first quarter of 1998 compared to 213 during the first quarter of 1997.

     The results for the first quarter reflect the decision to consolidate certain back-office functions of the two bank subsidiaries in order to control growth of staff and related compensation and benefit costs and to gain additional operating efficiencies. Management intends to continue investigating all areas of its operations to gain similar operating and productivity enhancements.

     Benefits expense declined 3% or about $14 thousand to $420 thousand during 1997 from $434 thousand in 1997. Pension income combined with lower expense accruals related to postretirement and medical benefits were offset in part by an increase in expense accruals for incentive compensation which is tied to a plan to link more of management's compensation at the officer level to company performance.

     Vista's provision for income taxes increased 10% or $48 thousand, to $541 thousand in 1998 from $493 thousand in 1997, due to a higher level of pretax income. The effective tax rate declined to 31.6% in 1998 from 32.5% in 1997 due to a higher level of tax-exempt interest income

Readiness for Year 2000

     The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past computer programs allocated only two digits to a year, ie., 1998 was represented as 98. Given this programming, the year 2000 would be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment which utilizes processors or computer microchips.

     Vista Bancorp is addressing the impact of the Year 2000 on its operations and the consequences for its customers. Vista has established a Year 2000 Project Team consisting of representatives from all functional areas to assess the nature and magnitude of the problem, to identify resource needs, and develop contingency plans. Vista intends to work with its vendors to obtain certifications of Year 2000 compliance, and failing such certifications, to obtain alternative software, hardware and support services as appropriate. Furthermore, Vista plans to work with its significant borrowers to ensure they are taking appropriate steps to become Year 2000 compliant.

     Vista expects to have all mission critical systems and infrastructure issues identified and certified Year 2000 compliant by December 31, 1998, thereby permitting additional integrated testing throughout the year 1999.

     Vista, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (ie., vendors) do not appropriately address their own compliance issues.

     Vista continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Incremental costs for 1998, such as testing, software purchases and marketing publications are not expected to be material. While additional costs will be incurred, Vista believes, based on available information, that it will be able to manage its Year 2000 transition without any adverse effect on business operations or financial condition.


Financial Condition - March 31, 1998 versus December 31, 1997

     At March 31, 1998, consolidated total assets equaled $560 million, which represented an increase of $17 million from $543 million in consolidated total assets at December 31, 1997.

     Securities available for sale equaled $189 million at March 31, 1998 with 62% of the portfolio comprised of fixed and variable rate mortgage-backed securities with pass-through, balloon and adjustable-rate structures, 13% in U.S. Government and Federal agency debt instruments, 16% in tax-exempt securities and the balance in other securities. Securities available for sale increased $1.0 million or less than 1% from year-end 1997. The portfolio activity during the first quarter of 1998 included $27 million in purchases, $7 million in sales and $18 million of maturities.

     Total loans equaled $325 million at March 31, 1998, reflecting an increase of $8 million from $317 million in total outstanding loans at year-end 1997. This increase occurred in commercial loans and was consistent with Vista's objective to lessen its concentration in mortgage loans and diversify the portfolio mix while improving yields and profitability by increasing its concentration in consumer and small business lending. At March 31, 1998, Vista's loan to deposit ratio was 65.4% compared to 65.6% at December 31, 1997. Mortgage loans equaled 42% of total loans outstanding at March 31, 1998 and December 31, 1997. Commercial loans equaled 31% and consumer loans equaled 27% of total loans outstanding at March 31, 1998 and December 31, 1997.

     Total deposits amounted to $498 million at March 31, 1998, reflecting an increase of $14 million since year-end 1997. Deposit growth occurred in retail time deposits, time deposits over $100 thousand and savings accounts. Variable-rate tiered savings products with money market rates are offered to customers who maintain high balances and have proven successful in attracting retail deposits.

     At March 31, 1998, time deposits, including those $100 thousand and over, remained the largest component of Vista's total deposit base, equaling 49% compared to 48% at year-end 1997. Interest-bearing demand accounts equaled 15% of total interest-bearing deposits at March 31, 1998 and December 31, 1997. Noninterest-bearing demand accounts totaled 11% of total deposits at March 31, 1998 and December 31, 1997. Savings accounts equaled 26% of total interest-bearing deposits at March 31, 1998 and December 31, 1997.

     Total borrowed funds and long-term debt equaled $14 million at March 31, 1998, a slight increase of $1 million compared to $13 million outstanding at December 31, 1997.

Nonperforming Assets

     Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $4.0 million at March 31, 1998 and $4.3 million at December 31, 1997, or 1.23% and 1.34% of total outstanding loans and ORE, respectively. The percentage decrease was due to a decrease in nonperforming assets coupled with growth in outstanding loans. ORE increased to $1.8 million at March 31, 1998 from $1.4 million at December 31, 1997.

     The allowance for loan losses equaled $4.1 million at March 31, 1998 unchanged from December 31, 1997. The allowance equaled 1.27% of total loans at March 31, 1998, compared to 1.30% at December 31, 1997. Net charge-offs to the allowance during the first quarter of 1998 totaled $172 thousand and consisted primarily of charged off loans in the indirect auto loan portfolio totaling $76 thousand and $96 thousand of commercial loan charge-offs.

     The provision for loan losses remained unchanged at $195 thousand for the first quarter of 1998 and comparable quarter of 1997. At March 31, 1998, the allowance for loan losses represented 189% of total nonaccrual loans as compared to 142% at December 31, 1997.

Liquidity

     At March 31, 1998, cash and cash equivalents equaled $34.4 million which represented an increase of $6.6 million from the $27.9 million in cash and cash equivalents at December 31, 1997. Changes in cash are measured by changes in operating, investing and financing activities. The $6.6 million increase in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $16.7 million, which were then used for investing activities of $10.1 million.

     At March 31, 1998, net cash provided by operating activities equaled $1.5 million, which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $15.1 million and consisted of a $13.9 million increase in deposits, $2.6 million increase in borrowed funds and a $1.2 million decrease in long-term debt.

Capital Resources

     At March 31, 1998 total shareholders' equity equaled $44.2 million representing an increase of $900 thousand from the $43.3 million in shareholders' equity at December 31, 1997. The increase was due to $1.17 million in net income and $350 thousand in added capital raised through the various stock plans offset by a $210 thousand reduction in the market value adjustment recorded for the available for sale portfolio and cash dividends paid of $457 thousand. Vista's dividend payout ratio equaled 39.1% for the quarter ended March 31, 1998.

     Vista maintained a Tier I risk-based capital ratio of 13.55% and a total risk-based capital ratio of 14.95% at March 31, 1998, compared to 13.58% and 14.99%, respectively, at December 31, 1997. Vista maintained a leverage capital ratio of 7.86% at March 31, 1998 and 7.61% at December 31, 1997.

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

          (b)  Reports on Form 8-K

          The registrant has filed no reports on Form 8-K for the quarterly period ended March 31, 1998.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Vista Bancorp, Inc.
-------------------
   (Registrant)



Dated: May 15, 1998



                                             By /s/ William F. Keefe
                                                -----------------------

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

                                INDEX TO EXHIBITS


Item Number    Description                                                 Page

     27        Financial Data Schedules ................................    21