Form 10-Q
period 1998-06-30
VISTA BANCORP INC
filed 1998-08-14
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________

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


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 31, 1998, there were 4,622,214 shares of $.50 par value Common Stock outstanding.

                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended June 30, 1998

                                      Index
                                                                            PAGE
Part I     Financial Information

Item 1.    Financial Statements:

           Consolidated Balance Sheets - June 30, 1998
             and December 31, 1997                                             3

           Consolidated Statements of Income - Three Months and Six Months
             Ended June 30, 1998 and 1997                                      4

           Consolidated Statements of Changes in Shareholders' Equity -
             Six Months Ended June 30, 1998 and
             The Year Ended December 31, 1997                                  5

           Consolidated Statements of Cash Flows - Six Months
             Ended June, 30, 1998 and 1997                                     6

           Notes to Consolidated Financial Statements                          7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9


Part II    Other Information

Item 1.    Legal Proceedings                                                  20

Item 2.    Changes in Securities                                              20

Item 3.    Defaults Upon Senior Securities                                    20

Item 4.    Submission of Matters to a Vote of Security Holders                20

Item 5.    Other Information                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   20

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                           CONSOLIDATED BALANCE SHEETS
             Amounts in Thousands (Except Per Share and Share Data)

                                                                         June 30,   December 31,
                                                                           1998          1997
                                                                       -------------------------
Assets
Cash and cash equivalents:
      Cash and due from banks                                            $  22,224    $  19,195
      Federal funds sold                                                     2,950        4,190
      Short-term investments                                                   692        4,465
-----------------------------------------------------------------------------------------------
              Total Cash and Cash Equivalents                               25,866       27,850
-----------------------------------------------------------------------------------------------
Securities available for sale (Amortized cost: $184,914 and
 $185,944 in 1998 and 1997, respectively)                                  186,466      187,746

Loans, net of unearned income:
      Mortgage                                                             136,432      132,496
      Commercial                                                           118,749       98,813
      Consumer                                                              87,234       86,180
-----------------------------------------------------------------------------------------------
              Total Loans                                                  342,415      317,489
      Allowance for loan losses                                             (4,333)      (4,148)
-----------------------------------------------------------------------------------------------
              Total Net Loans                                              338,082      313,341
-----------------------------------------------------------------------------------------------
Premises and equipment                                                       7,326        7,435
Accrued interest receivable                                                  3,352        2,973
Other assets                                                                 4,746        4,122
-----------------------------------------------------------------------------------------------
                     Total Assets                                        $ 565,838    $ 543,467
===============================================================================================

Liabilities and Shareholders' Equity

Deposits:
      Demand:
              Noninterest-bearing                                        $  57,674    $  52,147
              Interest-bearing                                              75,108       74,237
      Savings                                                              130,342      123,437
      Time                                                                 236,591      233,935
-----------------------------------------------------------------------------------------------
              Total Deposits                                               499,715      483,756
-----------------------------------------------------------------------------------------------
Borrowed funds                                                              13,985        8,859
Long-term debt                                                               3,000        4,222
Accrued interest payable                                                     1,283        1,249
Other liabilities                                                            2,174        2,079
-----------------------------------------------------------------------------------------------
                     Total Liabilities                                     520,157      500,165
-----------------------------------------------------------------------------------------------
Shareholders' Equity:
      Common stock:  $.50 par value; shares authorized 10,000,000;
                     shares issued, 4,629,516 and 4,168,013 at
                     June 30, 1998 and December 31, 1997, respectively       2,315        2,084
      Paid-in capital                                                       23,374       14,345
      Retained earnings                                                     18,951       25,770
      Treasury stock (7302 shares)                                             (87)         (87)
      Accumulated other comprehensive income                                 1,128        1,190
-----------------------------------------------------------------------------------------------
              Total Shareholders' Equity                                    45,681       43,302
-----------------------------------------------------------------------------------------------
                     Total Liabilities and Shareholders' Equity          $ 565,838    $ 543,467
===============================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
             Amounts in Thousands (Except Per Share and Share Data)

                                                                                         Three Months               Six Months
                                                                                         Ended June 30,           Ended June 30,
                                                                                      1998         1997         1998          1997
                                                                                   -----------------------   -----------------------
Interest Income:
   Interest and fees on loans                                                      $    7,096   $    6,290   $   13,746   $   12,344
   Interest on federal funds sold                                                          76          139          180          343
   Interest on short-term investments                                                      58           25          122           53
   Interest on securities:
           Taxable                                                                      2,496        2,596        5,048        4,999
           Nontaxable                                                                     359          216          680          414
------------------------------------------------------------------------------------------------------------------------------------
                   Total Interest Income                                               10,085        9,266       19,776       18,153
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
   Interest on deposits                                                                 4,690        4,477        9,237        8,742
   Interest on borrowed funds                                                             154          124          269          275
   Interest on long-term debt                                                              46           80           96          158
------------------------------------------------------------------------------------------------------------------------------------
                   Total Interest Expense                                               4,890        4,681        9,602        9,175
------------------------------------------------------------------------------------------------------------------------------------
                           Net Interest Income                                          5,195        4,585       10,174        8,978
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                 195          195          390          390
------------------------------------------------------------------------------------------------------------------------------------
                           Net Interest Income After Provision for Loan Losses          5,000        4,390        9,784        8,588
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
   Service charges on deposit accounts                                                    405          406          810          813
   Other service charges                                                                  219          134          375          250
   Net security gains                                                                     157            4          207          100
   Other income                                                                           131           94          240          172
------------------------------------------------------------------------------------------------------------------------------------
                   Total Noninterest Income                                               912          638        1,632        1,335
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
   Salaries and benefits                                                                2,093        1,917        4,073        3,831
   Occupancy expense                                                                      339          332          674          672
   Furniture and equipment expense                                                        483          373          961          715
   Other expense                                                                        1,074          864        2,074        1,644
------------------------------------------------------------------------------------------------------------------------------------
                   Total Noninterest Expense                                            3,989        3,486        7,782        6,862
------------------------------------------------------------------------------------------------------------------------------------
                           Income Before Provision for Income Taxes                     1,923        1,542        3,634        3,061
Provision for Income Taxes                                                                587          491        1,128          984
------------------------------------------------------------------------------------------------------------------------------------
                             Net Income                                                 1,336   $    1,051   $    2,506   $    2,077
------------------------------------------------------------------------------------------------------------------------------------
                             Earnings per Share (Basic and Diluted)                $     0.29   $     0.23   $     0.55   $     0.46
------------------------------------------------------------------------------------------------------------------------------------
                             Weighted Average Number of Common Shares Outstanding   4,603,664    4,513,126    4,592,562    4,505,684
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                  Amounts in Thousands (Except Per Share Data)
                    For The Year Ended December 31, 1997 and
                     For The Six Months Ended June 30, 1998

                                                                                                               Accumulated   Total
                                                                                                               Other Comp-   Share-
                                                             Shares     Common   Paid-in   Retained   Treasury  rehensive   holders'
                                                             Issued     Stock    Capital   Earnings    Stock     Income      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                                 4,085,498   $ 2,043   $13,092   $22,984    $   (7)   $   703    $ 38,815

      Comprehensive Income:
           Net income - 1997                                      --        --        --     4,513        --         --       4,513
           Other Comprehensive Income, net of tax
                Net unrealized appreciation in the
                    market value of securities available          --        --        --        --        --        487         487
                                                                                                                            -------
                    for sale, net of income taxes
      Comprehensive Income:                                                                                                   5,000

      Cash dividends - $.38 per share                             --        --        --    (1,727)       --         --      (1,727)

      Net proceeds from
           issuance of common stock                           82,515        41     1,219        --        --         --       1,260

      Deferred compensation                                       --        --        34        --        --         --          34

      Net treasury stock transactions                             --        --        --        --       (80)                   (80)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                                 4,168,013   $ 2,084   $14,345   $25,770    $  (87)   $ 1,190    $ 43,302

      Comprehensive Income:
           Net income - 1998                                      --        --        --     2,506        --         --       2,506
           Other Comprehensive Income, net of tax
                Net unrealized depreciation in the
                    market value of securities available          --        --        --        --        --        (62)        (62)
                                                                                                                            -------
                    for sale, net of income taxes
      Comprehensive Income:                                                                                                   2,444

      Cash dividends - $.22 per share                             --        --        --      (960)       --         --        (960)

      Net proceeds from
           issuance of common stock                           43,605        22       854        --        --         --         876

      Stock dividend of 10%                                  417,898       209     8,149    (8,358)       --         --          --

      Cash in lieu of fractional shares                           --        --        --        (7)       --         --          (7)

      Deferred compensation                                       --        --        26        --        --         --          26
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                     4,629,516   $ 2,315   $23,374   $18,951    $  (87)   $ 1,128    $ 45,681
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                                                  Six Months Ended
                                                                                                                      June 30,
                                                                                                                 1998         1997
                                                                                                               ---------------------
Cash Flows From Operating Activites:
     Net Income                                                                                                $  2,506    $  2,077
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                                              528         506
         Provision for loan losses                                                                                  390         390
         Increase in deferred income                                                                                133          74
         Increase in accrued interest receivable                                                                   (379)       (336)
         Increase in accrued interest payable                                                                        34         170
         Increase in other assets                                                                                   (19)       (317)
         Increase in other liabilities                                                                              121         105
         Net amortization of premium on securities                                                                  345         156
         Net security gains                                                                                        (207)       (100)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Net Cash Provided By Operating Activities                     3,452       2,725
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Proceeds from maturities of securities available for sale                                                   31,779      11,365
     Proceeds from sales of securities available for sale                                                        34,556       9,742
     Purchases of securities available for sale                                                                 (65,443)    (48,566)
     Net increase in loans                                                                                      (25,745)    (14,142)
     Net capital expenditures                                                                                      (355)       (490)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Net Cash Used In Investing Activities                       (25,208)    (42,091)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net increase in demand and savings deposits                                                                 13,303       7,763
     Net increase in time deposits                                                                                2,656      30,720
     Net increase in borrowed funds                                                                               5,126         608
     Net decrease in long-term debt                                                                              (1,222)       (125)
     Net proceeds from issuance of common stock                                                                     876         560
     Purchases of treasury stock                                                                                     --        (126)
     Cash dividends paid                                                                                           (960)       (818)
     Cash in lieu of fractional shares                                                                               (7)         --
------------------------------------------------------------------------------------------------------------------------------------
                                                    Net Cash Provided By Financing Activities                    19,772      38,582
------------------------------------------------------------------------------------------------------------------------------------
                                                        Net Increase (Decrease) in Cash and Cash Equivalents     (1,984)       (784)
                                                        Cash and Cash Equivalents, Beginning of Period           27,850      35,582
------------------------------------------------------------------------------------------------------------------------------------
                                                        Cash and Cash Equivalents, End of Period               $ 25,866    $ 34,798
====================================================================================================================================

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                                             $  9,568    $  9,005
     Income taxes paid                                                                                              951         981

Supplemental Disclosures of Investing and Financing Activities:
     Transfers from loans to other real estate owned                                                                481           9
     Net unrealized loss in the fair value of securities available for sale                                        (251)       (532)
     Increase in deferred tax asset related to net unrealized
         loss in the fair value of securities available for sale                                                    189         180
     Net unrealized loss in the fair value of securities available for sale,
         net of income taxes                                                                                        (62)       (352)
     Deferred compensation                                                                                           26          23

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Notes to Consolidated Financial Statements


Note 1.  Basis of Presentation

     The accompanying consolidated financial statements of Vista Bancorp, Inc. and its subsidiaries (Vista) reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Vista's customary accounting practices and has not been audited.

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

     Results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.  Recently Issued Accounting Standards

     Vista adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 provides standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement defines comprehensive income as the changes in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Other comprehensive income would include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on available for sale securities. This statement is effective for fiscal years beginning after December 15, 1997. Prior year financial statements, which are presented for comparative purposes, have been reclassified.

     Vista held securities classified as Available for Sale, which experienced net unrealized losses of $251 thousand before tax during the six-month period, ended June 30, 1998. In compliance with SFAS No. 130, the before tax and after tax amount for this category as well as the tax benefit, is summarized below.


                  (Amounts in thousands)                                    Before-Tax      Tax       Net-of-Tax
                                                                             Amount      (Expense)/     Amount
                                                                                          Benefit
                                                                              -------------------------------
Unrealized losses on securities:
     Unrealized holding losses arising during period                          $(458)       $ 244        $(214)
     Less: reclassification adjustment for gains realized in net income         207          (55)         152
                                                                              -----        -----        -----
Net unrealized loss
Other comprehensive income                                                     (251)         189          (62)
                                                                              =====        =====        =====
                                                                              $(251)       $ 189        $ (62)
                                                                              =====        =====        =====

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

     In February 1998, the FASB issued Statement No. 132; "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits. This statement requires additional information on changes in the benefit obligations and fair values of the plan assets and eliminates certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in FASB Statements 87, "Employer's Accounting for Pensions", and 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements of Vista.

Note 3.  Stock Dividend

     On May 15, 1998, Vista declared a 10% stock dividend to shareholders' of record as of June 1, 1998 and payable June 10, 1998. In connection therewith, Vista issued 417,898 shares of its common stock. Accordingly, an amount equal to the fair market value (based on the quoted market price of the stock on May 15, 1998) of the additional shares issued has been charged to retained earnings and credited to common stock and additional paid in capital. Earnings per share, weighted average shares outstanding and all per share amounts have been restated in the accompanying financial statements, to reflect this dividend.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

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

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

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

Results of Operations for the periods ended June 30, 1998 and June 30, 1997

     The information concerning share and per share data included in this discussion has been restated to reflect the 10 percent stock dividend of June 1998.

     For the second quarter of 1998, Vista reported a 27% or $285 thousand increase in net income to $1.336 million, or $.29 per basic common share compared to net income of $1.051 million or $.23 per basic common share reported for the second quarter of 1997. For the six months ended June 30, 1998, Vista reported a 21% increase in net income to $2.506 million or $.55 per basic common share compared to net income of $2.077 million or $.46 per basic common share for the comparable six month period of 1997. Common shares outstanding increased by an average of 87 thousand shares for the period June 1997 through June 1998.

     This rate of earnings growth is not expected to continue at the same pace as that of the first half of 1998 although a 12-15% gain in net income is believed to be achievable for the full year of 1998. The first half of 1997 contained the necessary start-up costs associated with opening three new branches at the beginning of that year. Management had expected a twelve to eighteen month period for the new branches to achieve a break-even point for profitability. Management believes that deposit and loan growth derived through the new locations have reached a break-even point and all incremental growth in those sites will contribute positively to consolidated results in the future.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

The increase in net income for the second quarter was due primarily to a 13% or $610 thousand increase in net interest income. Interest-earning assets increased 8% to average $536 million for the second quarter of 1998 compared to $492 million in the second quarter of 1997 and the net interest margin widened 20 basis points to 4.01% from 3.81% one-year earlier.

     Gains on the sale of securities contributed $153 thousand more to pre-tax income during the quarter and noninterest income reflected growth of $121 thousand or 19% compared to the second quarter of 1997. The increase in these revenue sources was offset by a $503 thousand or 14% increase in noninterest expense. Earnings also benefited from a lower effective tax rate of 30.5% in the second quarter compared to 31.8% in the second quarter of 1997.

     The increase in net income for the first six months of 1998 was due primarily to a 13% or $1.196 million increase in net interest income. Interest-earning assets increased 8% to average $528 million for the first half of 1998 compared to $487 million in the first six months of 1997 and the net interest margin widened 22 basis points to 4.01% from 3.79%. Gains on the sale of securities contributed $107 thousand more to pre-tax income during the first half of 1998 and noninterest income reflected growth of $190 thousand or 15% compared to 1997. The increase in these revenue sources was offset by a $920 thousand or 13% increase in noninterest expense. First half earnings also benefited from a lower effective tax rate of 31.0% compared to 32.2% in 1997.

     Return on average shareholders' equity increased to 12.12% for the second quarter of 1998 from 10.93% for the comparable quarter one-year ago, while return on average assets increased to .95% from .81% for the same periods. Return on average shareholders' equity for the first six months of 1998 increased to 11.46% compared to 10.75% in 1997 and return on average assets increased to .91% for the first half of 1998 compared to .81% earned in the first half of 1997.

     The return on average equity has been influenced by the branch expansion program launched in December 1996 which doubled the number of branch sites (from 2 to 4) of Twin Rivers Community Bank. In addition, strong participation from shareholders' in the various stock plans has contributed significant amounts of added capital flows. The return on average equity is expected to increase as the incremental capital is leveraged over time.

Net Interest Income

     Tax-equivalent net interest income amounted to $5.4 million for the second quarter of 1998, an increase of approximately $800 thousand, or 17%, compared to $4.6 million earned in the second quarter of 1997. For the first six months of 1998, tax-equivalent net interest income totaled $10.5 million, an increase of approximately $1.4 million or 15.4% compared to $9.1 million for the comparable period of 1997.

     The net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, averaged 4.01% for the second quarter of 1998 compared to 3.81% for the second quarter of 1997. For the first six months of 1998 the net interest margin averaged 4.01% compared to 3.79% the prior year.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

     Tax-equivalent interest income amounted to $10.3 million for the second quarter of 1998, reflecting an increase of approximately $900 thousand, or 10%, compared to $9.4 million for the second quarter of 1997. The increase in interest income was due to a higher volume of average interest-earning assets and a more profitable asset mix, which together, increased interest income by approximately $966 thousand while lower yields reduced interest income by $64 thousand. The average yield on interest-earning assets increased by 10 basis points to 7.67% for the second quarter of 1998 compared to 7.57% for the second quarter of 1997. Tax-equivalent interest income for the first half of 1998 increased $1.8 million or 10% to $20.1 million from $18.3 million in the comparable first half of 1997. Yields on interest-earning assets averaged 7.67% for the first half of 1998 compared to 7.59% for the similar period of 1997.

     Interest expense amounted to $4.9 million for the second quarter of 1998, an increase of approximately $200 thousand, or 4%, compared to $4.7 million in the second quarter of 1997.

     The increase is due primarily to a higher volume of average interest-bearing liabilities which increased interest expense by approximately $250 thousand while lower rates paid for deposits reduced interest expense by $50 thousand. The average cost of funds on interest-bearing liabilities declined by 9 basis points to 4.23% for the second quarter of 1998 compared to 4.32% for the second quarter of 1997. Interest expense for the first half of 1998 increased approximately $400 thousand or 4% to $9.6 million from $9.2 million in the comparable first half of 1997. The cost of funds for the first half of 1998 averaged 4.24%, a decrease of 6 basis points from the average cost of funds of 4.30% reported for the comparable period of 1997, as customers shift balances into checking and savings accounts in periods of low or declining interest rates.

     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended June 30, 1998 and 1997, are also reflected.

         The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

                                                                                            Six Months Ended June 30,
                                                                                     1998                            1997
                                                                      --------------------------------------------------------------
                                                                        Average               Average    Average             Average
Amounts in Thousands (Except Percentages)                              Balances     Interest   Rates     Balances   Interest  Rates
                                                                          (1)        (2)        (3)        (1)        (2)      (3)
                                                                      --------------------------------------------------------------
Assets
Federal funds sold and securities purchased                           $   6,490     $   180     5.59%   $  12,748    $   343   5.43%
  under agreements to resell
Short-term investments                                                    4,731         122     5.20%       2,047         53   5.22%
------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                        11,221         302     5.43%      14,795        396   5.40%
------------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                          17,029         520     6.16%      23,135        697   6.08%
  U.S. Government agencies and corporations                             125,284       4,041     6.50%     112,261      3,874   6.96%
  States and other political subdivisions                                29,438         976     6.69%      18,190        563   6.24%
  Other                                                                  15,620         488     6.30%      12,908        428   6.69%
------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                                   187,371       6,025     6.48%     166,494      5,562   6.74%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
  Mortgage                                                              134,725       5,088     7.62%     140,531      5,310   7.62%
  Commercial                                                            107,579       5,124     9.60%      83,516      3,786   9.14%
  Consumer                                                               87,189       3,557     8.23%      81,304      3,265   8.10%
------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                        329,493      13,769     8.43%     305,351     12,361   8.16%
------------------------------------------------------------------------------------------------------------------------------------
                    Total Interest-earning Assets                       528,085      20,096     7.67%     486,640     18,319   7.59%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                  17,160                           16,232
Allowance for loan losses                                                (4,237)                          (3,884)
Other assets                                                             14,972                           15,397
------------------------------------------------------------------------------------------------------------------------------------
                    Total Noninterest-earning Assets                     27,895                           27,745
------------------------------------------------------------------------------------------------------------------------------------
                         Total Assets                                 $ 555,980                         $514,385
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                              $  76,078     $   819     2.17%   $  70,929    $   757   2.15%
  Savings                                                               126,604       1,915     3.05%     115,373      1,843   3.22%
  Time                                                                  194,920       5,271     5.45%     194,933      5,259   5.44%
  Time deposits $100,000 and over                                        44,017       1,232     5.64%      32,219        883   5.53%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                    441,619       9,237     4.22%     413,454      8,742   4.26%
------------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                         12,142         269     4.47%      12,280        275   4.52%
  Long-term debt                                                          3,088          96     6.27%       4,465        158   7.14%
------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                             15,230         365     4.83%      16,745        433   5.21%
------------------------------------------------------------------------------------------------------------------------------------
                    Total Interest-bearing Liabilities                  456,849       9,602     4.24%     430,199      9,175   4.30%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                      51,730                            41,556
Other liabilities                                                         3,311                             3,681
------------------------------------------------------------------------------------------------------------------------------------
                    Total Noninterest-bearing Liabilities                55,041                            45,237
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                     44,090                            38,949
------------------------------------------------------------------------------------------------------------------------------------
                         Total Liabilities and Shareholders' Equity   $ 555,980                         $ 514,385
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income/Spread (tax-equivalent basis)                                    10,494     3.43%                  9,144   3.29%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                        (320)                            (166)
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                               $10,174                          $ 8,978
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                       4.01%                          3.79%
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

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis) Amounts in Thousands

                                                                                      Six Months Ended June 30,
                                                                                            1998 vs. 1997
                                                                               --------------------------------------
                                                                                         Increase (Decrease)
                                                                                         Due to Changes in:
                                                                               --------------------------------------
                                                                                 Total        Average        Average
                                                                                Change(1)      Volume          Rate
                                                                               --------------------------------------
Interest Income
Federal funds sold                                                             $  (163)       $  (174)       $    11
Short-term investments                                                              69             69             --
---------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                                 (94)          (105)            11
---------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                                   (177)          (186)             9
  U.S. Government agencies and corporations                                        167            430           (263)
  States and other political subdivisions                                          413            370             43
  Other                                                                             60             86            (26)
---------------------------------------------------------------------------------------------------------------------
      Total Securities                                                             463            700           (237)
---------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:(2)
  Mortgage                                                                        (222)          (219)            (3)
  Commercial                                                                     1,338          1,138            200
  Consumer                                                                         292            239             53
---------------------------------------------------------------------------------------------------------------------
      Total Loans                                                                1,408          1,158            250
---------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                                  1,777          1,753             24
---------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest-bearing liabilities:
  Demand                                                                            62             55              7
  Savings                                                                           72            174           (102)
  Time                                                                              12             --             12
  Time deposits $100,000 and over                                                  349            330             19
---------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                              495            559            (64)
---------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                                    (6)            (3)            (3)
  Long-term debt                                                                   (62)           (45)           (17)
---------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                      (68)           (48)           (20)
---------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                   427            511            (84)
---------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                      $ 1,350        $ 1,242        $   108
=====================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Noninterest Income

     For the second quarter of 1998, total noninterest income increased 43% or $274 thousand to $912 thousand from $638 thousand in the second quarter of 1997. Excluding the effect of security transactions in both periods, noninterest income increased 19% to $755 thousand from $634 thousand in the second quarter one year earlier.

     For the first half of 1998, total noninterest income increased 22% or $297 thousand to $1.63 million from the $1.34 million earned in the first half of 1997. Adjusting for the effects of security gains, total noninterest income from core banking operations increased 15% or $190 thousand to $1.425 million from $1.235 million earned during the first half of 1997.

     Revenues from service charges on deposit accounts equaled $405 thousand for the second quarter, which was unchanged from the $406 thousand reported for the second quarter one-year earlier. Service charge revenue for the first half of 1998 totaled $810 thousand was also largely unchanged from the $813 thousand earned in the similar period of 1997. Increased fees earned from nonsufficient funds (NSF) on personal checking accounts were offset entirely by a lower level of fees earned on commercial transaction accounts.

     Other service charge revenues increased 63% or $85 thousand to $219 thousand for the second quarter compared to $134 thousand recorded for the comparable quarter of 1997. Strong loan origination activity translated into growth in fees collected from third party originators, increased servicing fee revenues from a growing servicing portfolio and higher real estate appraisal fee income. Total other service charge revenues increased 50% or $125 thousand to $375 thousand for the first half of 1998 compared to $250 thousand recorded for the similar period in 1997.

     For the second quarter of 1998, other income increased 39% or $37 thousand to $131 thousand from $94 thousand in the second quarter of 1997. The majority of the increase was attributable to growth in fees recognized on the sale of mutual funds and insurance products, interchange fees from debit cards and a one-time gain of $15 thousand on the sale of a student loan portfolio. On a year-to-date basis, other income increased 40% or $68 thousand to $240 thousand from $172 thousand in the first half of 1997.

     Net security gains recognized during the second quarter of 1998 equaled $157 thousand on $27 million of securities sold. In comparison, net gains recognized in the second quarter of 1997 totaled $4 thousand on $5 million of securities sold. For the first half of 1998, net security gains recognized totaled $207 thousand on $35 million of securities sold compared to $100 thousand in net gains recognized on $10 million of sales during the first half of 1997.

Noninterest Expense

     Noninterest expense totaled $3.99 million in the second quarter, an increase of $503 thousand or 14% higher than the $3.49 million reported for the second quarter of 1997. The efficiency ratio declined to 65.2% from 65.7% the prior year. For the first six months of 1998, noninterest expense totaled $7.78 million, an increase of $920 thousand or 13% higher than the comparable period of 1997. The efficiency ratio for the first six months of 1998 equaled 65.3% compared to 66.1% the prior year.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

     Salary and benefits expense totaled $2.09 million for the second quarter, an increase of $176 thousand or 9% compared to the second quarter of 1997. The increase was due to increased staff levels to support growth in retail banking, commercial lending and technical support staff as well as annual merit increases and higher accruals for performance-based incentive accruals. Vista intends to link a greater portion of its future compensation structure to performance-based incentives for its officer staff as a means to strengthen the link between performance and compensation to increase profitability. Offsetting the increase in higher staff costs were lower expense accruals for postretirement benefits and pension income benefits.

     Occupancy expense totaled $339 thousand for the second quarter that was substantially unchanged from the $332 thousand in occupancy expense for the second quarter of 1997. For the first six months of 1998 occupancy expense totaled $674 thousand which was unchanged from the $672 thousand reported for the same period of 1997.

     Furniture and equipment expense totaled $483 thousand for the second quarter, an increase of $110 thousand or 29% higher than the $373 thousand reported for the second quarter of 1997. The increase is attributable to higher telecommunication charges to support the new 24-hour telephone banking system, increased lease charges associated with a new mainframe operating system as well as higher depreciation expense for new technology upgrades and enhancements.

     For the first six months of 1998, furniture and equipment expense totaled $961 thousand, an increase of $246 thousand or 34% higher than the $715 thousand reported for the first half of 1997. This increase may be attributed to the 24-hour telephone banking system, the new mainframe lease and maintenance expense; as well as, additional depreciation expense related to technology upgrades. Equipment licensing and servicing agreements for both computer hardware and software contributed significantly to this increase.

     Other expense, which consists primarily of legal and professional fees, marketing and business development expenses and all other expenses totaled $1.074 million for the second quarter, an increase of $210 thousand or 24% higher than the $864 thousand the prior year. The increase was attributable to a write-down of $80 thousand for an OREO property, increased loan-related expenses tied directly to the strong loan growth experienced during the second quarter and higher expenses related to marketing, business development, training and education.

     Total other expense for the first six months of 1998 equaled $2.07 million, an increase of $430 thousand or 26% higher than the $1.64 million the prior year. This increase was influenced by several factors: a write-down of an OREO property for $80 thousand, NASDAQ National Market listing and entry fees of $66 thousand and professional fees of $10 thousand. In addition, significantly higher marketing expenditures added incremental costs of $154 thousand in 1998 over 1997. Such expenditures were instrumental in the growth experienced in loans and deposits as well as the introduction and rollout of 24-hour telephone banking access and alternative investment programs that include mutual funds and insurance products. The increase also included higher consulting costs to assist in the areas of hardware maintenance and support, in addition to providing expertise in client-server network support. The engagement concluded during the second quarter of 1998. None of the increase in other operating expense was related to Year 2000 compliance issues.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Readiness for Year 2000

     The Year 2000 issue involves preparing computer systems and programs to identify the arrival of January 1, 2000. In the past computer programs allocated only two digits to a year, i.e., 1998 was represented as 98. Given this programming, the year 2000 would be confused with that of 1900. The Year 2000 issue not only impacts computer hardware and software, but all equipment that utilizes processors or computer microchips.

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

     Vista, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e., vendors) do not appropriately address their own compliance issues.

     Vista continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Incremental costs for 1998, such as testing, software purchases and marketing publications are expected to range from $50 thousand to $100 thousand. While additional costs will be incurred, Vista believes, based on available information, that it will be able to manage its Year 2000 transition without any adverse effect on business operations or financial condition.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Financial Condition - June 30, 1998 versus December 31, 1997

     At June 30, 1998, consolidated total assets equaled $566 million, which represented an increase of approximately $23 million from $543 million in consolidated total assets at December 31, 1997.

     Securities available for sale totaled $186.5 million at June 30, 1998 compared to the $187.7 million in securities available for sale at year-end 1997. The portfolio is comprised of 58% fixed and variable rate mortgage-backed securities with pass-through, balloon and adjustable-rate structures, 15% in U.S. Government and Federal agency debt instruments, 18% in tax-exempt securities and the balance in other securities. The portfolio activity during the first half of 1998 included $65 million of purchases, $35 million of sales and $32 million of maturities. The composition of the average investment portfolio during 1998 reflects a shift toward tax-exempt investment securities in order to mitigate the prepayment risk on mortgage-related securities and to lower the effective corporate tax rate.

     Total loans equaled $342 million at June 30, 1998, reflecting an increase of approximately $25 million or 8% over the $317 million in total outstanding loans at year-end 1997. This increase occurred in commercial loans and was consistent with Vista's objective to lessen its concentration in mortgage loans and diversify the portfolio mix while improving yields and profitability by increasing its concentration in consumer and small business lending. At June 30, 1998, Vista's loan to deposit ratio was 68.5% compared to 65.6% at December 31, 1997. Mortgage loans equaled 40% of total loans outstanding as of June 30, 1998 and 42% at December 31, 1997. Commercial loans totaled 35% and consumer loans equaled 25% of total loans outstanding at June 30, 1998 compared to 31% and 27% at December 31, 1997, respectively.

     Total deposits equaled $500 million at June 30, 1998, reflecting an increase of approximately $16 million or 3% in total deposits compared to $484 million at year-end 1997. Deposit growth was experienced in non-interest bearing demand accounts and savings accounts. Variable-rate tiered savings products with money market rates are offered to customers who maintain high balances and have proven successful in attracting retail deposits. Growth in noninterest-bearing demand deposits is consistent with the strategy to grow commercial borrowing relationships.

     At June 30, 1998, time deposits, including those $100 thousand and over, remained the largest component of the total deposit base, equaling 47% compared to 48% at year-end 1997. Interest-bearing demand accounts equaled 15% of total deposits at June 30, 1998 and December 31, 1997. Non-interest bearing demand accounts totaled 12% of total deposits at June 30, 1998 and 11% of total deposits at December 31, 1997. Savings accounts equaled 26% of total deposits at June 30, 1998 and at year-end 1997.

     Total borrowed funds and long-term debt equaled $17 million at June 30, 1998, an increase of $4 million compared to $13 million outstanding at December 31, 1997.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

Nonperforming Assets

     Nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $3.6 million at June 30, 1998 and $4.3 million at December 31, 1997, or 1.04% and 1.34% of total outstanding loans and ORE, respectively. The decrease in the ratio was due to a decrease in the amount of nonperforming loans and ORE outstanding as well as the increase in total loans outstanding. ORE declined to $1.1 million at June 30, 1998 compared to $1.4 million at December 31, 1997.

     The allowance for loan losses equaled $4.3 million or 1.26% of total loans plus ORE at June 30, 1998, compared to $4.1 million and 1.30% at year-end 1997. Net charge-offs to the reserve for the six months ended June 30, 1998 totaled $205 thousand. Commercial loan charge-offs totaled $135 thousand and consumer loan charge-offs equaled $122 thousand for the six months ended June 30, 1998.

     The provision for loan losses remained unchanged at $195 thousand for the second quarter of 1998 and comparable quarter in 1997. For the first half of 1998 and 1997 the provision for loan losses totaled $390 thousand. At June 30, 1998, the allowance for loan losses represented 178% of total nonaccrual loans as compared to 142% at December 31, 1997.

Liquidity

     At June 30, 1998, cash and cash equivalents equaled $25.8 million which represented a decrease of $2 million from the $27.8 million in cash and cash equivalents at December 31, 1997. Changes in cash are measured by changes in operating, investing and financing activities. The $2 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $23.2 million, which were then used for investing activities of $25.2 million.

     At June 30, 1998, net cash provided by operating activities equaled $3.4 million, which consisted mainly of net income adjusted for noncash charges. Net cash provided by financing activities totaled approximately $19.8 million and consisted of a $15.9 million increase in deposits, a $5.1 million increase in borrowed funds and a $1.2 million reduction in long term debt.

Capital Resources

     At June 30, 1998, total shareholders' equity equaled $45.7 million representing an increase of $2.4 million from $43.3 million in shareholders' equity at December 31, 1997. This increase was due to $2.5 million in net income and $876 thousand in added capital raised through the various stock plans, offset in part by a $62 thousand reversal in the market value adjustment recorded for the available for sale portfolio and cash dividends paid of $960 thousand. The dividend payout ratio equaled 38.3% for the first six months of 1998.

     Vista maintained a Tier I risk-based capital ratio of 13.39% and a total risk-based capital ratio of 14.65% at June 30, 1998, compared to 13.58% and 14.99%, respectively, at December 31, 1997. Vista maintained a leverage capital ratio of 7.93% at June 30, 1998 and 7.61% at December 31, 1997.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

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

               (b)  Reports on Form 8-K

                    The registrant filed the following report on Form 8-K for the quarterly period ended June 30, 1998:

                    On May 15, 1998, the registrant reported on Form 8-K that the directors approved the declaration and payment of a ten percent (10%) stock dividend on its outstanding common stock payable on June 10, 1998, to holders of record as of the close of business on June 1, 1998.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   Vista Bancorp, Inc.
----------------------------
      (Registrant)



Dated: August 12, 1998



                                   By    /s/ William F. Keefe
                                       -------------------------------
                                             William F. Keefe
                                       Executive Vice President and
                                       and Chief Financial Officer


                                            (Mr. Keefe is the Principal
                                            Accounting Officer and has
                                            been duly authorized to sign
                                            on behalf of the registrant.)

                                INDEX TO EXHIBITS


Item Number       Description                                             Page
-----------       -----------                                             ----

     27           Financial Data Schedules ........................        23