Form 10-Q
period 1998-09-30
VISTA BANCORP INC
filed 1998-11-13
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to ____________________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No  |_|

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

     As of October 31, 1998, there were 4,572,262 shares of $.50 par value Common Stock outstanding.

                               VISTA BANCORP, INC.
                                    Form 10-Q

                     For the period ended September 30, 1998


                                      Index
                                                                            PAGE
Part I  Financial Information

Item 1. Financial Statements:

            Consolidated Balance Sheets - September 30, 1998
              and December 31, 1997                                           3

            Consolidated Statements of Income - Three Months and
              Nine Months Ended September 30, 1998 and 1997                   4

            Consolidated Statements of Cash Flows - Nine Months
              Ended September, 30, 1998 and 1997                              5

            Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8


Part II Other Information

Item 1. Legal Proceedings                                                    21

Item 2. Changes in Securities                                                21

Item 3. Defaults Upon Senior Securities                                      21

Item 4. Submission of Matters to a Vote of Security Holders                  21

Item 5. Other Information                                                    21

Item 6. Exhibits and Reports on Form 8-K                                     21

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                           CONSOLIDATED BALANCE SHEETS
             Amounts in Thousands (Except Per Share and Share Data)

                                                                                     September 30,    December 31,
                                                                                         1998             1997
                                                                                   -------------------------------
Assets

Cash and cash equivalents:
     Cash and due from banks                                                            $22,136         $19,195
     Federal funds sold                                                                       0           4,190
     Short-term investments                                                               1,036           4,465
----------------------------------------------------------------------------------------------------------------
          Total Cash and Cash Equivalents                                                23,172          27,850
----------------------------------------------------------------------------------------------------------------

Securities available for sale
(Amortized cost: $185,130 and $185,944 in 1998 and 1997, respectively)                  188,015         187,746
----------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
     Mortgage                                                                           137,720         132,496
     Commercial                                                                         125,866          98,813
     Consumer                                                                            92,044          86,180
----------------------------------------------------------------------------------------------------------------
          Total Loans                                                                   355,630         317,489
     Allowance for loan losses                                                           (4,482)         (4,148)
----------------------------------------------------------------------------------------------------------------
          Total Net Loans                                                               351,148         313,341
----------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                    7,172           7,435
Accrued interest receivable                                                               3,448           2,973
Other assets                                                                              5,051           4,122
----------------------------------------------------------------------------------------------------------------
               Total Assets                                                            $578,006        $543,467
================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
     Demand:
          Noninterest-bearing                                                           $55,713         $52,147
          Interest-bearing                                                               78,772          74,237
     Savings                                                                            128,639         123,437
     Time                                                                               240,002         233,935
----------------------------------------------------------------------------------------------------------------
          Total Deposits                                                                503,126         483,756
----------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                           20,902           8,859
Long-term debt                                                                            3,000           4,222
Accrued interest payable                                                                  1,350           1,249
Other liabilities                                                                         2,727           2,079
----------------------------------------------------------------------------------------------------------------
               Total Liabilities                                                        531,105         500,165
----------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
     Common stock:  $.50 par value; shares authorized 10,000,000;
          shares issued, 4,588,462 and 4,168,013 at September 30, 1998
          and December 31, 1997, respectively                                             2,294           2,084
     Paid-in capital                                                                     22,646          14,345
     Retained earnings                                                                   19,863          25,770
     Treasury stock (7,302 Shares)                                                            0             (87)
     Accumulated other comprehensive income                                               2,098           1,190
----------------------------------------------------------------------------------------------------------------
          Total Shareholders' Equity                                                     46,901          43,302
----------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity                              $578,006        $543,467
================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
             Amounts in Thousands (Except Per Share and Share Data)

                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                           1998          1997                1998          1997
                                                                   --------------------------------  -------------------------------
Interest Income:
     Interest and fees on loans                                       $    7,273    $    6,609          $   21,019    $   18,953
     Interest on federal funds sold                                           49           248                 229           591
     Interest on short-term investments                                       53            51                 175           104
     Interest on securities:
          Taxable                                                          2,428         2,743               7,476         7,742
          Nontaxable                                                         400           231               1,080           645
------------------------------------------------------------------------------------------------------------------------------------
               Total Interest Income                                      10,203         9,882              29,979        28,035
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
     Interest on deposits                                                  4,716         4,774              13,953        13,516
     Interest on borrowed funds                                              164           226                 433           501
     Interest on long-term debt                                               47            78                 143           236
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                           4,927         5,078              14,529        14,253
------------------------------------------------------------------------------------------------------------------------------------
               Net Interest Income                                         5,276         4,804              15,450        13,782
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                    195           195                 585           585
------------------------------------------------------------------------------------------------------------------------------------
               Net Interest Income After Provision for Loan Losses         5,081         4,609              14,865        13,197
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
     Service charges on deposit accounts                                     444           413               1,254         1,226
     Other service charges                                                   215           137                 590           387
     Net security gains                                                       31           135                 238           235
     Other income                                                            127            90                 367           262
------------------------------------------------------------------------------------------------------------------------------------
               Total Noninterest Income                                      817           775               2,449         2,110
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
     Salaries and benefits                                                 2,090         1,932               6,163         5,763
     Occupancy expense                                                       355           346               1,029         1,018
     Furniture and equipment expense                                         404           388               1,365         1,103
     Other expense                                                           962           876               3,036         2,520
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest Expense                                        3,811         3,542              11,593        10,404
------------------------------------------------------------------------------------------------------------------------------------
               Income Before Provision for Income Taxes                    2,087         1,842               5,721         4,903

Provision for Income Taxes                                                   625           610               1,753         1,594
------------------------------------------------------------------------------------------------------------------------------------
               Net Income                                             $    1,462    $    1,232          $    3,968    $    3,309
------------------------------------------------------------------------------------------------------------------------------------
               Earnings per Share (Basic and Diluted)                 $     0.32    $     0.27          $     0.86    $     0.73
------------------------------------------------------------------------------------------------------------------------------------
               Weighted Average Number of Common Shares Outstanding    4,610,913     4,533,802           4,598,746     4,515,159
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                  Nine Months Ended September 30,
                                                                                     1998                1997
                                                                                  -------------------------------
Cash Flows From Operating Activites:
     Net Income                                                                     $  3,968          $  3,309
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                                  789               764
          Provision for loan losses                                                      585               585
          Increase in deferred income                                                    165               118
          Increase in accrued interest receivable                                       (475)             (577)
          Increase in accrued interest payable                                           101               166
          Increase in other assets                                                      (660)             (616)
          Increase in other liabilities                                                  688               450
          Net amortization of premium on securities                                      464               240
          Net security gains                                                            (238)             (235)
-----------------------------------------------------------------------------------------------------------------
               Net Cash Provided By Operating Activities                               5,387             4,204
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Proceeds from maturities of securities available for sale                        43,320            18,019
     Proceeds from sales of securities available for sale                             39,180            18,075
     Purchases of securities available for sale                                      (81,912)          (70,234)
     Net increase in loans                                                           (39,094)          (24,727)
     Net capital expenditures                                                           (433)             (699)
-----------------------------------------------------------------------------------------------------------------
          Net Cash Used In Investing Activities                                      (38,939)          (59,566)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net increase in demand and savings deposits                                      13,303            25,464
     Net increase in time deposits                                                     6,067            31,661
     Net increase (decrease) in borrowed funds                                        12,043            (2,278)
     Net decrease in long-term debt                                                   (1,222)             (188)
     Net proceeds from issuance of common stock                                        1,218               867
     Purchases of treasury stock                                                      (1,018)             (127)
     Cash dividends paid                                                              (1,510)           (1,271)
     Cash in lieu of fractional shares                                                    (7)               --
-----------------------------------------------------------------------------------------------------------------
          Net Cash Provided By Financing Activities                                   28,874            54,128
-----------------------------------------------------------------------------------------------------------------

            Net Decrease in Cash and Cash Equivalents                                 (4,678)           (1,234)
            Cash and Cash Equivalents, Beginning of Period                            27,850            35,582
-----------------------------------------------------------------------------------------------------------------
            Cash and Cash Equivalents, End of Period                                $ 23,172          $ 34,348
=================================================================================================================
Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                  $ 14,428          $ 14,087
     Income taxes paid                                                                 1,855             1,655

Supplemental Disclosures of Investing and Financing Activities:
     Transfers from loans to other real estate owned                                     537               298
     Net unrealized gain in the fair value of securities available for sale            1,083               623
     Decrease in deferred tax asset related to net unrealized
          gain in the fair value of securities available for sale                       (175)             (212)
     Net unrealized gain in the fair value of securities available for sale,
          net of income taxes                                                            908               411
     Deferred compensation                                                                40                35

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

     Results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

     Vista adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 provides standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement defines comprehensive income as the changes in equity of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Other comprehensive income would include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on available for sale securities. This statement is effective for fiscal years beginning after December 15, 1997. Prior year financial statements, which are presented for comparative purposes, have been reclassified.

     Vista held securities classified as Available for Sale, which experienced net unrealized pre-tax gains of $1.083 million during the nine-month period, ended September 30, 1998. In compliance with SFAS No. 130, the before tax and after tax amount for this category as well as the tax expense, is summarized below.

                   (Amounts in thousands)                       Before-Tax           Tax           Net-of-Tax
                                                                  Amount                             Amount
                                                                ---------------------------------------------
Unrealized gains on securities:
     Unrealized holding gains arising during period               $1,321           $ (241)           $1,080
     Less: reclassification adjustment for gains realized
       in net income                                                 238              (66)              172
                                                                ---------------------------------------------
Net unrealized gain                                                1,083             (175)              908
                                                                ---------------------------------------------
Other comprehensive income                                        $1,083           $ (175)           $  908
                                                                =============================================

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

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the statement of condition and be measured at fair value. If certain conditions exist a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends upon the specific use of the derivative and resulting designation. This statement amends SFAS No. 52, "Foreign Currency Translation". This statement supersedes SFAS No. 80, "Accounting for Future Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. It amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to include the disclosure provisions about concentrations of credit risk from Statement 105. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Vista is currently reviewing SFAS No. 133.

Note 3. Stock Dividend

     On May 15, 1998, Vista declared a 10% stock dividend to shareholders' of record as of June 1, 1998 and payable June 10, 1998. In connection therewith, Vista issued 417,898 shares of its common stock. Accordingly, an amount equal to the fair market value (based on the quoted market price of the stock on May 15, 1998) of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital. Earnings per share, weighted average shares outstanding and all per share amounts have been restated in the accompanying financial statements, to reflect this dividend.

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

Results of Operations for the periods ended September 30, 1998 and September 30, 1997

Earnings Summary

     The information concerning 1997 share and per share data included in this discussion has been restated to reflect the 10 percent stock dividend issued in June 1998 (See Note 3).

     For the third quarter of 1998, Vista reported a 19% increase in net income to $1.462 million or $.32 per basic common share compared to $1.232 million or $.27 per basic common share reported for the comparable third quarter of 1997. The increase in net income can be attributed to an increase in net interest income, an increase in fee based income and a lower effective tax rate. These revenue increases were offset in part by increased operating expenses and lower gains from security transactions.

     Return on average assets increased to 1.01% in the third quarter of 1998 from .89% in 1997, while return on average shareholders' equity also increased to 12.88% in the third quarter of 1998 from 11.99% in 1997.

     For the nine months ended September 30, 1998, net income increased 20% to $3.97 million, or $.86 per basic common share compared to $3.31 million, or $.73 per basic common share for the similar period in 1997. The increase in net income was due primarily to growth in net interest income, growth in fee-based income and a lower effective tax rate offset in part by increased operating expenses.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------


     Return on average assets for the nine months ended September 30, 1998 increased to .94% from .84% in 1997, while return on average equity increased to 11.94% in 1998 from 11.18% in 1997.

Net Interest Income

     For the third quarter of 1998, net interest income on a tax-equivalent basis increased 12% to $5.5 million compared to $4.9 million for the third quarter of 1997. The increase in tax-equivalent net interest income is attributable to a net interest margin that widened to 4.00% in the third quarter of 1998 from 3.71% in 1997 and a $19.2 million increase in average earning assets to $542.5 million from $523.3 million. The net interest margin continues to benefit from strategies employed to improve the mix of earning assets and funding sources within the context of overall balance sheet growth.

     For the nine months ended September 30, 1998, tax-equivalent net interest income increased 14% to $16.0 million compared to $14.0 million for the same period in 1997. The increase is attributable to a net interest margin that widened to 4.00% in 1998 from 3.76% in 1997, as the yield on earning assets increased due to growth in lending volumes and a lower cost of funds. In addition, average earning assets increased $33.9 million to $532.9 million from $499.0 million.

     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads and net interest income as a percentage of interest-earning assets for the periods ended September 30, 1998 and 1997, are also reflected.

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

Vista Bancorp, Inc. and Subsidiaries
------------------------------------


Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)
Amounts in Thousands (Except Percentages)

                                                                                      Nine Months Ended September 30,
                                                                                    1998                               1997
                                                                  ------------------------------------------------------------------
                                                                     Average                 Average    Average              Average
                                                                     Balances     Interest    Rates     Balances     Interest  Rates
                                                                       (1)           (2)       (3)         (1)          (2)     (3)
                                                                  ------------------------------------------------------------------
Assets
Federal funds sold                                                $   5,499     $     229     5.57%   $  14,340    $     591   5.51%
Short-term investments                                                4,436           175     5.27%       2,719          104   5.11%
------------------------------------------------------------------------------------------------------------------------------------
     Total Short-term Investments                                     9,935           404     5.44%      17,059          695   5.45%
------------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                      17,747           808     6.09%      23,546        1,070   6.08%
  U.S. Government agencies and corporations                         123,128         5,903     6.41%     117,004        6,030   6.89%
  States and other political subdivisions                            31,142         1,550     6.65%      18,722          876   6.26%
  Other                                                              14,931           766     6.86%      12,948          643   6.64%
------------------------------------------------------------------------------------------------------------------------------------
     Total Securities                                               186,948         9,027     6.46%     172,220        8,619   6.69%
------------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:(4)
  Mortgage                                                          135,581         7,699     7.59%     141,435        8,066   7.62%
  Commercial                                                        112,472         7,944     9.44%      85,964        5,889   9.16%
  Consumer                                                           87,986         5,412     8.22%      82,309        5,024   8.16%
------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                    336,039        21,055     8.38%     309,708       18,979   8.19%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-earning Assets                                  532,922        30,486     7.65%     498,987       28,293   7.58%
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                              17,420                              16,146
Allowance for loan losses                                            (4,292)                             (3,901)
Other assets                                                         15,518                              15,442
------------------------------------------------------------------------------------------------------------------------------------
     Total Noninterest-earning Assets                                28,646                              27,687
------------------------------------------------------------------------------------------------------------------------------------
                         Total Assets                             $ 561,568                           $ 526,674
====================================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                          $  77,520     $   1,256     2.17%   $  71,157    $   1,143   2.15%
  Savings                                                           127,638         2,915     3.05%     116,822        2,811   3.22%
  Time                                                              196,253         8,007     5.45%     197,883        8,072   5.45%
  Time deposits $100,000 and over                                    42,293         1,775     5.61%      35,610        1,490   5.59%
------------------------------------------------------------------------------------------------------------------------------------
     Total Interest-bearing Deposits                                443,704        13,953     4.20%     421,472       13,516   4.29%
------------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                     13,131           433     4.41%      14,117          501   4.74%
  Long-term debt                                                      3,058           143     6.25%       4,431          236   7.12%
------------------------------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds and Long-term Debt                         16,189           576     4.76%      18,548          737   5.31%
------------------------------------------------------------------------------------------------------------------------------------
       Total Interest-bearing Liabilities                           459,893        14,529     4.22%     440,020       14,253   4.33%
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                  53,388                              43,313
Other liabilities                                                     3,872                               3,776
------------------------------------------------------------------------------------------------------------------------------------
     Total Noninterest-bearing Liabilities                           57,260                              47,089
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                 44,415                              39,565
------------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity                   $ 561,568                           $ 526,674
====================================================================================================================================
Net Interest Income/Spread (Tax-equivalent basis)                                  15,957     3.43%                   14,040   3.25%
------------------------------------------------------------------------------------------------------------------------------------
Tax-equivalent Basis Adjustment                                                      (507)                              (258)
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                           $  15,450                          $  13,782
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Margin (5)                                                                     4.00%                            3.76%
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

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis) Amounts in Thousands

                                                                                             Nine Months Ended September 30,
                                                                                                      1998 vs. 1997
                                                                                       ---------------------------------------------
                                                                                                    Increase (Decrease)
                                                                                                    Due to Changes in:
                                                                                       ---------------------------------------------
                                                                                         Total            Average            Average
                                                                                       Change(1)           Volume             Rate
                                                                                       ---------------------------------------------
Interest Income
Federal funds sold                                                                      $  (362)          $  (368)          $     6
Short-term investments                                                                       71                68                 3
------------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                                         (291)             (300)                9
------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                                            (262)             (264)                2
  U.S. Government agencies and corporations                                                (127)              307              (434)
  States and other political subdivisions                                                   674               615                59
  Other                                                                                     123               101                22
------------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                                                      408               759              (351)
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income: (2)
  Mortgage                                                                                 (368)             (333)              (35)
  Commercial                                                                              2,055             1,867               188
  Consumer                                                                                  389               350                39
------------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                                                         2,076             1,884               192
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                                           2,193             2,343              (150)
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest-bearing liabilities:
  Demand                                                                                    113               103                10
  Savings                                                                                   104               252              (148)
  Time                                                                                      (65)              (67)                2
  Time deposits $100,000 and over                                                           285               280                 5
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                                       437               568              (131)
------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                                            (68)              (34)              (34)
  Long-term debt                                                                            (93)              (67)              (26)
------------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                              (161)             (101)              (60)
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                            276               467              (191)
------------------------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                               $ 1,917           $ 1,876           $    41
====================================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------

Noninterest Income

     Noninterest income continues to represent a growing source of revenues and profitability for Vista. For the third quarter of 1998, total noninterest income, excluding security gains, increased 23% to $786 thousand compared to $640 thousand for the third quarter of 1997.

     Net gains on security transactions were $31 thousand for the third quarter of 1998 compared to $135 thousand in 1997. For the nine months ended September 30, 1998, security gains were $238 thousand, essentially unchanged from the $235 thousand in net security gains recorded for the similar period in 1997.

     Service charges on deposit accounts increased 8% or $31 thousand to $444 thousand during the third quarter 1998 from the same period in 1997. This increase was driven by an increase in service charges on personal demand deposit accounts and fees received from non-sufficient (NSF) funds on demand accounts.

     Other service charges increased 57% or $78 thousand to $215 thousand in the third quarter 1998 compared to the third quarter 1997. Revenue increases consisted primarily of loan origination-related fees, ATM user fees, debit card transaction fees and merchant credit card plan fees.

     Other income increased 41% or $37 thousand to $127 thousand for the third quarter of 1998 compared to $90 thousand during 1997. Other income revenue consisted primarily of trust department fees, commissions from the sale of mutual funds and annuities, and safe deposit box rental income.

     For the nine months ended September 30, 1998, total noninterest income increased 16% or $339 thousand to $2.45 million from $2.11 million in the comparable period of 1997. Excluding security gains, non-interest income increased 18% or $336 thousand compared to the nine months ended September 30, 1997.

     For the nine months ended September 30, 1998, service charges on deposit accounts increased to $1.3 million. Other service charges for the period increased 52% or $203 thousand to $590 thousand. Factors contributing to this revenue increase included third party loan origination fees, loan-servicing fees, appraisal fees, ATM user fees and debit card interchange income.

     Other income for the first nine months of 1998 increased 40% or $105 thousand to $367 thousand compared to 1997. The increase is attributable to higher trust department fees, commissions on mutual fund and annuity sales and a gain on the sale of a student loan portfolio.

Noninterest Expense

     For the third quarter 1998, noninterest expense increased 8% or $269 thousand to $3.8 million from $3.5 million in the third quarter 1997. The efficiency ratio was 60.99% for the third quarter 1998 compared to 63.98% for the same period in 1997.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     For the nine months ended September 30, 1998 noninterest expense increased 11% or $1.2 million to $11.6 million compared to $10.4 million for the nine months ended September 30, 1997. The efficiency ratio for the first nine months of 1998 was 63.81% compared to 65.37% during 1997.

     Salary and benefits expense for the third quarter 1998 totaled $2.1 million, an increase of 8% compared to 1997. For the first nine months of 1998, salary expense increased 7% or $400 thousand to $6.2 million. The increase in salary and benefits expense was the result of increased staffing in the retail banking, lending and technical support areas; as well as, higher accruals for annual merit and performance-based incentive rewards. Vista intends to link a greater portion of its future compensation structure to performance-based incentives for its officer staff as a means to strengthen the link between performance and compensation to increase profitability. The higher staffing costs were partially offset by lower expense accrual for pension and post-retirement benefits.

     Occupancy expense for the third quarter of 1998 totaled $355 thousand, which was virtually unchanged from the $346 thousand expensed during the third quarter of 1997. The $355 thousand expensed during the third quarter 1998 included a $25 thousand charge for the closing of the Phillipsburg Mall branch. For the first nine months of 1998 as well, occupancy expense was relatively unchanged from the third quarter of 1997 with $1.03 million expensed.

     Furniture and equipment expense increased 4% or $16 thousand to $404 thousand for the third quarter 1998. For the nine months ended September 30, 1998, furniture and equipment expense increased 24% or $262 thousand to $1.4 million. This increase is due to depreciation and leasing expenses related to technology upgrades, the new main frame system, licensing and servicing agreements for hardware and software, and the 24-hour banking system.

     Other expenses, which consists primarily of marketing, legal and professional fees, loan-related fees and other miscellaneous expenses increased 10% or $86 thousand to $962 thousand during the third quarter of 1998. For the first nine months of 1998, other expense increased 20% or $516 thousand to $3.0 million compared to $2.5 million for the first nine months of 1997. Other expenses included an additional $139 thousand in marketing expenditures which were instrumental in the loan and deposit growth which resulted during the first nine months of 1998; as well as, in the introduction of the 24-hour telephone banking system and the alternative investment program which features mutual fund and annuity products. The write-down of an ORE property, NASDAQ National Market listing and entry fees, and professional fees impacted other expenses as well. Also included in other expenses were technical consultant costs for hardware support and maintenance; as well as, network support.

     Vista has always viewed technology as a key element in its strategic planning process and fundamental to providing continuation of the quality customer service that Vista is known for. The use of technology also enables Vista to increase the efficiency and productivity of its employees within the context of its growth objectives.

     In early 1998, the Board of Directors approved management's plan to enhance the technology based delivery systems of Vista across both bank subsidiaries.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     Currently, Vista's network technology consists of PC's, data communications, file servers and routers that are used to provide customer service and back office operational support. Much of this technology infrastructure was put into place over many years and consists of numerous vendor providers of hardware and software. Maintenance, upgrade, and replacement become unwieldy, costly, and inefficient.

     Management's plan is to develop a common hardware and software platform for all systems that provides Vista with the ability to concentrate on the prime objective of serving our customers. The goals of the new network system are numerous but are primarily based on being cost effective, to provide enhanced customer service by expanding delivery systems and product lines, increase customer convenience and to improve efficiency.

     The new delivery system will entail installation of a local area network at each location that will be linked together through a wide area network. The delivery system upgrade is expected to provide noticeable improvements for our customers and greater efficiencies and productivity gains while giving Vista greater predictability of its future technology costs.

     The new system is expected to be fully installed and functional during the fourth quarter of 1998. Vista has entered into a leasing arrangement with a major technology company to provide all hardware, installation, integration, and ongoing support services for the new system. The incremental equipment cost of the new delivery system is expected to be approximately $400 thousand per year which will be charged to furniture and equipment expense. Vista expects to record a one-time pre-tax charge ranging from $100 thousand to $150 thousand in the fourth quarter to cover the undepreciated cost of obsolete equipment.

     The decision to upgrade Vista's delivery system was not related to or accelerated due to Year 2000 issues.

Readiness for Year 2000

     The Year 2000 date change (Y2K) could potentially affect any system that uses computer software programs or embedded technology. Many software programs and computer chips store calendar dates as two-digit rather than four-digit numbers. These software programs record the year 1998 as "98". This approach will work until the year 2000 when the "00" may be read as 1900 instead of 2000. Organizations are fixing or upgrading their systems to make sure they will operate properly when the calendar changes.

     As a commercial banking organization, Vista uses computer systems to perform financial calculations, track deposits and loan payments, transfer funds, and make direct deposits. Computer software and embedded computer chips may also be used to run non-information technology based systems such as security systems, vaults, tele-communication networks, and other infrastructure items. Because of its reliance on these systems, Vista has placed great emphasis on making sure its systems are ready for the year 2000 date change.

     Vista's plan to become ready for the year 2000 is broken down into 5-phases.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     The awareness phase involves an extensive internal and external awareness campaign that includes not only the initial awareness raising effort, but continues with proactive ongoing activities to maintain heightened awareness of Y2K implications.

     The assessment phase is designed to identify the systems and processes that could potentially be affected by the millenium date change. This assessment identified all systems or processes that could be affected by the millenium date change. In addition, during the assessment phase, Vista established a high-level plan that required completing development of, its Y2K test plan by June 30, 1998. Vista plans to aggressively test its "A priority" applications. "A Priorities" are defined as mission critical systems that must be tested regardless of cost or impact to operations. "B Priorities" are defined as non-mission critical systems that should be tested. Vista will also seek to test the "B Priority" items but will rely on vendor certification where it feels the applications are not critical to its survival, and the risk of vendor non-compliance is low.

     The remediation phase includes code enhancement, hardware and software upgrades, system replacements, vendor certification, and other associated changes.

     The validation or testing phase is a multi-faceted process that is critical to the Year 2000 project and inherent in each phase of the project management plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, interfaces with other systems must be verified, and all changes should be accepted by internal and external users.

     The implementation phase involves system certification as Y2K compliant and acceptance by business users. For any system failing certification, the business effect will be clearly assessed and Year 2000 contingency plans will be implemented.

     An essential component of Vista's Year 2000 program relates to third parties with which it has a material relationship. Vista has endeavored to evaluate the risk associated with Y2K vulnerability of these "material" customers. Vista defines these material customers by the size of their loan and deposit relationships, the complexity of customers systems and dependence on third party technology providers. Vista assessed the preparedness of its material customers through a combination of surveys and personal visitations. Vista also requires semi-annual status updates from material customers including capital market counter-parties and documents its assessment conclusions and maintains updates in its files. The individual and aggregate portfolio risk is then measured and reported as high/moderate/low with quarterly updates presented to the Board of Directors on customers not effectively addressing Y2K issues.

     The following chart describes the status of efforts to remediate and test mission-critical systems:

Status of Mission-Critical Systems:

                                            Assessment        Remediation          Testing       Implementation
                                            ----------        -----------          -------       --------------
Milestone to be Completed                   December 1997     December 1998      December 1998   June 1999
Completed at September 30, 1998             100%              100%               25%             25%

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     Vista continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Incremental costs for 1998 and 1999, such as testing, software purchases and marketing publications are expected to range between $50 thousand and $100 thousand. Through the nine months ended September 30, 1998, $29 thousand has been charged to expense. While additional costs beyond $100,000 could be incurred, Vista believes, based on available information, that it will be able to manage its Year 2000 transition without any adverse effect on its business operations or financial condition.

     However, Vista believes that the most reasonably likely worst case Year 2000 scenario would involve failure to attain Y2K compliant status for a portion of its non-mission critical applications. Non-mission critical systems include desktop PC applications, supplemental non-mainframe loan and deposit systems as well as automated teller machines. Vista is in the process of developing contingency plans for this occurrence. This effort involves identifying alternate operating procedures, vendors and sources for products and services. In any event, the failure of non-mission critical systems is not expected to have a material impact on Vista's business operations or financial condition.

     The preceding Y2K discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to (i) whether or not testing will be accurate; (ii) the estimated costs associated with becoming Y2K compliant; (iii) the date by which the Company expects to be fully compliant, and (iv) the successfulness of any contingency plans. These statements are made using current estimates and assumptions about future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. The factors that might lead to material differences include, among others, (i) the ability to accurately identify all mission-critical systems; (ii) accuracy of the testing performed; (iii) whether or not third party certifications are accurate; (iv) whether or not material customers, suppliers, governmental agencies and other significant third parties are successful in their Y2K efforts; (v) the adequacy of contingency plans, and (vi) the ability to implement contingency plans.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


Financial Condition - September 30, 1998 versus December 31, 1997

     Total consolidated assets at September 30, 1998 were $578 million, an increase of 6% or $35 million compared to $543 million in total assets at December 31, 1997.

     Short-term investments and federal funds sold were $1 million at September 30, 1998 compared to $8.5 million at December 31, 1997, respectively. This reduction in short-term investments was the result of a strategy to minimize exposure to short-term interest rate risk in the declining rate environment.

     Securities available for sale remained unchanged at $188.0 million at September 30, 1998 compared to $187.7 million at December 31, 1997 in response to a declining interest rate environment and flat yield curve.

     As of September 30, 1998 the security portfolio consisted of: 12% U.S. Government Obligations and Agencies; 61% mortgage backed securities with fixed and variable interest rates and pass-through, balloon, adjustable rate and CMO structures; 18% tax-exempt municipals and the balance in corporate and other securities. In comparison, at December 31, 1997, the portfolio consisted of 19% U.S. Government Obligations and Agencies, 61% mortgage backed securities with fixed and variable interest rates and pass-through, balloon, adjustable rate and CMO structures, 13% tax-exempt securities and the balance in corporate and other securities. During the first nine-months of 1998, proceeds from the maturities and sales of securities totaled $43.3 million and $39.2 million respectively; which were reinvested into purchases of $81.9 million. At September 30, 1998, the portfolio contained unrealized pre-tax net gains of $2.89 million.

     Total loans equaled $355.6 million as of September 30, 1998, an increase of $38.1 million from $317.5 million outstanding at December 31, 1997. This growth was driven primarily by the commercial loan portfolio. As of September 30, 1998 commercial loans totaled $125.9 million, a 27% or $27.1 million increase compared to $98.8 million at year-end 1997. The growth was in commercial time and term loans; along with, lines of credit. This was the result of the strategy to decrease the concentration in mortgage loans and increase commercial and consumer concentrations. This asset mix shift would result in a higher yielding and more diversified loan portfolio. The portfolio's composition as of September 30, 1998 was 35% commercial; 39% mortgage and 26% consumer. The mortgage portfolio totaled $137.7 million and $132.5 million at September 30, 1998 and December 31, 1997 respectively. The installment portfolio, driven by growth in home equity loans, equaled $92.0 million at September 30, 1998 compared to $86.2 million at December 31, 1997. The loan to deposit ratio was 71% at September 30, 1998 compared to 66% at year-end 1997.

     Total deposits were $503.1 million at September 30, 1998, reflecting an increase of approximately $19.3 million or 4% in total deposits compared to $483.8 million at year-end 1997. The composition of the portfolio remained virtually unchanged since year-end 1997 with 26% transaction accounts, 26% savings, and 48% certificates of deposit accounts. Non-interest bearing demand accounts increased $3.6 million or 6.8%, consistent with the growth in commercial lending activities. Interest bearing consumer demand accounts increased $4.5 million during the nine months ended September 30, 1998.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     Total borrowed funds and long-term debt equaled $23.9 million at September 30, 1998, and $13.1 million at December 31, 1997. These borrowings consisted of $5 million in overnight federal funds purchased, $15.6 million in overnight repurchase agreements, $3 million in long-term FHLB borrowings and the balance in treasury tax and loan payment deposits. At December 31, 1997, overnight repurchase agreements totaled $8.3 million while long-term debt equaled $4.2 million.

Nonperforming Assets

     At September 30, 1998, nonperforming assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (OREO), totaled $3.9 million compared to $4.3 million at December 31, 1997. Nonperforming loans equaled $2.5 million at September 30, 1998, a decline of $400 thousand from $2.9 million at year-end 1997. OREO remained unchanged at September 30, 1998 at $1.4 million. The ratio of non-performing assets to total loans equaled 1.10% at September 30, 1998 compared to 1.34% at December 31, 1997. The decline in this ratio was the result of the increase in total loans outstanding.

     The reserve for loan loss totaled $4.5 million at September 30, 1998 and $4.2 million at December 31, 1997 respectively. The loan loss provision was $585 thousand for the first nine months of 1998 and 1997. Net charge-offs through September 30, 1998 were approximately $251 thousand compared to $489 thousand for the comparable period in 1997. The ratio of the allowance for loan loss to total loans plus ORE declined slightly to 1.26% at September 30, 1998 from 1.30% at December 31, 1997.

     Loan loss reserve activity for the quarter ending September 30, 1998 included charge-offs of $88 thousand and recoveries of $43 thousand. Commercial loan charge-offs totaled $12 thousand and consumer charge-offs equaled $76 thousand for the third quarter 1998. The provision for loan losses was $195 thousand for the third quarter 1998 and 1997. The ratio of the allowance for loan loss to nonperforming loans was 178% at September 30, 1998 compared to 142% at December 31, 1997.

Liquidity

     At September 30, 1998, cash and cash equivalents equaled $23.2 million, which represented a decrease of $4.7 million from the $27.9 million in cash and cash equivalents at December 31, 1997. Changes in cash are measured by changes in operating, investing and financing activities. The $4.7 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing activities totaling $5.4 million and $28.9 million, which were then used for investing activities of $39.0 million.

     Net cash provided by operating activities totaled $5.4 million for the nine months ended September 30, 1998 compared to $4.2 million for the comparable period in 1997. Net cash provided by financing activities equaled $28.9 million. These funds consisted of $13.3 million in demand and savings accounts, $6.1 million in time deposits, and a net increase of $10.8 million in borrowed funds. These funds were offset by dividend payments and the treasury stock purchases.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


     Net cash used in investing activities totaled $38.9 million for the nine months ended September 30, 1998 that consisted primarily of the $39.1 million increase in loans. Proceeds from the maturities and sales of securities were offset by new purchases during this period.

Capital Resources

     As of September 30, 1998, total shareholder's equity equaled $46.9 million, an increase of $3.6 million from $43.3 million at December 31, 1997. The increase in shareholder's equity included net income of $3.97 million, unrealized gains on available for sale securities of $908 thousand and $1.2 million from the issuance of common stock offset in part by cash dividends of $1.5 million and $1.0 million in treasury stock purchases. The dividend payout ratio for the nine months ended September 30, 1998 equaled 38.2%.

     In August 1998, Vista's board of directors authorized the company to purchase up to 100 thousand shares of Vista's common stock in open market transactions to fund its dividend reinvestment plan. As of September 30, 1998, Vista purchased approximately 52 thousand shares of treasury stock and retired 59 thousand treasury shares.

     Vista maintained a Tier I risk-based capital ratio of 13.06% and a total risk-based capital ratio of 14.31% at September 30,1998, compared to 13.58 % and 14.99%, respectively, at December 31, 1997. Vista maintained a leverage capital ratio of 7.80% at September 30, 1998 and 7.61% at December 31, 1997.

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

           (b) Reports on Form 8-K

               The registrant filed the following report on Form 8-K for the quarterly period ended September 30, 1998:


               On August 21, 1998, the registrant reported on Form 8-K that the directors authorized the purchase of up to 100,000 shares of its issued and outstanding common stock, in open market purchases from time to time in the discretion of the company's management to fund its dividend reinvestment plan and in accordance with the terms, conditions, and restrictions contained in Rule 10b-18.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------




                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Vista Bancorp, Inc.
     --------------------
    (Registrant)



Dated:  November 13, 1998
     --------------------


                                  By    /s/ William F. Keefe
                                        ----------------------------
                                            William F. Keefe
                                        Executive Vice President and
                                        and Chief Financial Officer

                                        (Mr. Keefe is the Principal
                                        Accounting Officer and has
                                        been duly authorized to sign
                                        on behalf of the registrant.)

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


                                INDEX TO EXHIBITS


Item Number   Description                                               Page
-----------   -----------                                               ----

   27         Financial Data Schedules.................................. 24