Form 10-K
period 1998-12-31
VISTA BANCORP INC
filed 1999-03-31
CIK 831979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________ to ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was: $77.9 million at March 12, 1999.

     As of March 12, 1999, the registrant had outstanding 4,587,365 shares of its common stock, par value $.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1999 definitive Proxy Statement are incorporated by reference in Part III of this Annual Report. In addition, portions of the Annual Report to shareholders of the registrant for the year ended December 31, 1998, are incorporated by reference in Part II of this Annual Report.



                                  Page 1 of 91
                            Exhibit Index on Page 35

                               VISTA BANCORP, INC.
                                    FORM 10-K

                                      Index


Part I                                                                            Page
------                                                                            ----
Item 1.  Business ......................................................              1

Item 2.  Properties ....................................................             25

Item 3.  Legal Proceedings .............................................             26

Item 4.  Submission of Matters to a Vote of Security Holders ...........       Not Applicable

Part II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters .........................................             27

Item 6.  Selected Financial Data .......................................             30

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................             30

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ....             30

Item 8.  Financial Statements and Supplementary Data ...................             30

Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .........................       Not Applicable

Part III

Item 10. Directors and Executive Officers of the Registrant ............             30

Item 11. Executive Compensation ........................................             31

Item 12. Security Ownership of Certain Beneficial Owners and Management              31

Item 13. Certain Relationships and Related Transactions ................             31

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K             31

Signatures .............................................................             33

Exhibit Index ..........................................................             35

                               VISTA BANCORP, INC.
                                    FORM 10-K


                                     Part I

Item 1. Business

     General

     Vista Bancorp, Inc. ("Vista"), is a New Jersey business corporation, incorporated on March 15, 1988, and is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). Vista has two (2) wholly-owned subsidiary banks, The Phillipsburg National Bank and Trust Company ("Phillipsburg National Bank") and Twin Rivers Community Bank ("Twin Rivers"). These two banks are hereinafter collectively referred to as the "Bank Subsidiaries." The deposits of the Bank Subsidiaries are generally insured by the Federal Deposit Insurance Corporation ("FDIC") under the Bank Insurance Fund ("BIF"), although Phillipsburg National Bank has acquired some so-called "Oakar" deposits which are insured under the Savings Association Insurance Fund ("SAIF"). As of December 31, 1998, Vista had total consolidated assets of $ 593.0 million, total consolidated deposits of $522.7 million and total consolidated shareholders' equity of $46.8 million.

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

     Vista's and Phillipsburg National Bank's principal executive offices are currently located at 305 Roseberry Street, Post Office Box 5360, Phillipsburg, New Jersey 08865. Phillipsburg National Bank's main office is located at 115 South Main Street, Phillipsburg, New Jersey 08865. Vista has an operations center located at 291 Pickford Avenue, Phillipsburg, New Jersey 08865. Phillipsburg National Bank has, in addition, an administrative and consumer loan center located at 305 Roseberry Street, Post Office Box 5360, Phillipsburg, New Jersey and nine (9) branch offices located throughout Warren and Hunterdon

Counties, New Jersey. Twin Rivers' main office is located at 2925 William Penn Highway, Easton, Pennsylvania 18045, and has three (3) branch offices located in the Easton and Bethlehem areas of Pennsylvania.

     As of December 31, 1998, Vista had forty-eight (48) full-time and one (1) part-time employee. These employees are in the following areas: accounting, corporate security/disaster recovery, compliance, audit, loan review, data processing and bookkeeping. The Bank Subsidiaries reimburse Vista for the respective services performed by these employees. Vista does not own real property. However, Vista does pay the rent for the premises in which the operations center is located. The operations center is the location where most of Vista's employees work. Vista is not a party to any collective bargaining agreement.

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

     Furthermore, the Interstate Banking Act provides that appropriate federal supervisory agencies may approve a merger of one of the Bank Subsidiaries with another bank located in a different state or the establishment by the Bank Subsidiaries of a new branch office either by acquisition or de novo, unless the State of New Jersey (with respect to Phillipsburg National Bank) or the
Commonwealth of Pennsylvania (with respect to Twin Rivers) enacts a law, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank. Such transactions may be completed, if the relevant states have opted-in to the Interstate Banking Act. With respect to both interstate branching by acquisition or merger, both Pennsylvania and New Jersey have opted-in. On April 17, 1996, Governor Whitman signed into law legislation (referred to as "Chapter 17") to implement the provisions of the Interstate Banking Act in New Jersey. Chapter 17 contains an early opt-in to the provisions of the Interstate Banking Act regarding interstate branching by acquisition or merger. On the other hand, Chapter 17 does not contain an "opt-in" to the de novo interstate branching provisions of Chapter 17. The Commonwealth of Pennsylvania opted-in to the Interstate Banking Act, both with respect to interstate branching by acquisition or merger and de novo interstate branching.

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

     Over the last two years, FDIC insurance assessments have seen several changes for both BIF and SAIF institutions. The most recent change occurred on September 30, 1996, when the President signed into law a bill designed to remedy the disparity between BIF and SAIF deposit premiums. The first part of the bill called for the SAIF to be capitalized by a one-time assessment on all SAIF insured deposits held as of March 31, 1995. This assessment, which was 65.7 cents per $100 in deposits, raised approximately $4.7 billion to bring the SAIF up to is required 1.25 reserve ratio. Vista paid this special assessment in 1996 for those "SAIF-insured" deposits it held. The second part of the bill remedied the future anticipated shortfall with respect to the payment of FICO interest. For 1997 through 1999, the banking industry will help pay the FICO interest payments at an assessment rate that is one-fifth the rate paid by thrifts. The FICO assessment on BIF insured deposits is 1.22 cents per $100 in deposits; for SAIF insured deposits it is 6.10 cents per $100 in deposits. Beginning January 1, 2000, the FICO interest payments will be paid pro-rata by banks and thrifts based on deposits. At December 31, 1998, the FICO interest assessment paid by Vista was approximately $ 86 thousand. The Bank Subsidiaries have not been required to pay any FDIC insurance assessments since the fourth quarter of 1996, because BIF has met its statutorily required ratios and the Bank Subsidiaries are categorized as "well capitalized."

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

     The following table presents Vista's consolidated regulatory capital based on these guidelines as of December 31, 1998 (in thousands):

Tier I Capital ............................................         $ 45,055
Tier II Capital ...........................................            4,415
                                                                    --------
Total Capital .............................................         $ 49,470
                                                                    ========

Total Average Quarterly Assets ............................         $583,067
Total Risk-Weighted Assets(1) .............................         $353,084

Tier I Risk-Based Capital Ratio(2) ........................            12.76%
Required Tier I Risk-Based Capital Ratio ..................             4.00%
                                                                     -------
Excess Tier I Risk-Based Capital Ratio ....................             8.76%

Total Risk-Based Capital Ratio(3) .........................            14.01%
Required Total Risk-Based Capital Ratio ...................             8.00%
                                                                     -------
Excess Total Risk-Based Capital Ratio .....................             6.01%

Tier I Leverage Ratio(4) ..................................             7.73%
Required Tier I Leverage Ratio ............................             4.00%
                                                                     -------
Excess Tier I Leverage Ratio ..............................             3.73%

-----------
(1)  Includes off-balance sheet items at credit equivalent values.

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

     History and Business - Phillipsburg National Bank

     Phillipsburg National Bank was established in 1856, became a national banking association in 1865 and is under the supervision of the OCC. Its legal headquarters is located at 115 South Main Street, Phillipsburg, New Jersey 08865. Phillipsburg National Bank owns its legal headquarters building, the Alpha branch office, the Greenwich branch office, the Phillipsburg Mall branch office (building only) on Route 22, the Washington branch office, the Washington Township branch office, the Flemington branch office (building only) and the administrative offices and loan center at 305 Roseberry Street. Phillipsburg National Bank rents the following premises under various operating leases: the Hillcrest branch office, the Clinton branch office, the land on which is located the Phillipsburg Mall branch office and the land on which is located the Flemington branch office. See Item 2 hereof for a more detailed description of the branch offices.

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

     Phillipsburg National Bank has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June, 1988. It receives investment management services from Phillipsburg National Bank and pays a fee to Phillipsburg National Bank for staff time, accounting, rent and other administrative services. As of December 31, 1998, Phillipsburg Investment, Inc. held approximately $ 81.5 million in securities available for sale, short-term investments, and cash on behalf of Phillipsburg National Bank.

     As of December 31, 1998,  Phillipsburg  National  Bank had one hundred nine
(109) full-time employees and fifteen (15) part-time employees. Phillipsburg National Bank provides a variety of employment benefits and considers its relationship with its employees to be good. Phillipsburg National Bank is not a party to any collective bargaining agreement.

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

     Capital Requirements - Phillipsburg National Bank

     As of December 31, 1998, Phillipsburg National Bank's total risk-based capital ratio was 13.85 % (of which 95% was in the form of common shareholders' equity). This percentage is above the minimum capital ratio required under the OCC risk-based capital guidelines.

     History and Business - Twin Rivers

     Twin Rivers was established on October 15, 1990 as a Pennsylvania state-chartered institution and member of the FRB. It is under the supervision of the Pennsylvania Department of Banking ("Department") and the FRB. Twin Rivers legal headquarters is located at 2925 William Penn Highway, Easton, Pennsylvania 18045. Twin Rivers rents its headquarters site and the Butztown branch office under various operating leases. Twin Rivers owns the Easton branch office and the Bethlehem branch office. In December 1998, Twin Rivers entered into two lease agreements for the expansion of its Bethlehem market presence which began subsequent to year end. See Item 2 hereof for a more detailed description of the branch offices.

     As of December 31, 1998, Twin Rivers had fifty-one (51) full-time employees and eight (8) part-time employees. Twin Rivers provides a variety of employment benefits and considers its relationship with its employees to be good. Twin Rivers is not a party to any collective bargaining agreement.

     Twin  Rivers  engages  in  a  full-service   commercial  banking  business,
including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions and making construction and mortgage loans. Twin Rivers' business is not seasonal in nature. Its deposits are insured by the FDIC to the extent provided by law.

     Competition - Twin Rivers

     Twin Rivers competes actively with other area commercial banks, savings and loan associations, credit unions and other financial institutions, as well as, with major regional banking and financial institutions headquartered both inside and outside of Pennsylvania. Twin Rivers' major competitors in the Lehigh Valley are First Union Corporation, headquartered in Charlotte, North Carolina; Lafayette/Ambassador Bank of Easton, Pennsylvania; Sovereign Bank of Wyomissing, Pennsylvania; and Summit Bank, headquartered in Princeton, New Jersey. Twin Rivers is competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. In terms of assets and liabilities, Twin Rivers is smaller than its major competitors.

     Supervision and Regulation - Twin Rivers

     Twin Rivers is subject to supervision, regulation and examination by the Department and the FRB. In addition, Twin Rivers is subject to a variety of local, state and federal laws that affect its operation.

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

     Capital Requirements - Twin Rivers

     As of December 31, 1998,  Twin Rivers' total  risk-based  capital ratio was
11.93 % (of which 93 % was in the form of common shareholders' equity). This percentage is above the minimum required capital ratio required under FRB capital guidelines.

     Community Reinvestment Act - Phillipsburg National Bank and Twin Rivers

     The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated thereunder are designed to create a system for bank regulatory agencies to evaluate a depository institution's record of meeting the credit needs of its designated assessment areas.

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

     For the purposes of the revised CRA regulations and based upon financial information as of December 31, 1998, Phillipsburg National Bank is deemed to be a large retail institution and Twin Rivers is deemed to be a small bank. During 1997, Phillipsburg National Bank was evaluated for CRA compliance using the lending, service and investment tests and received a "satisfactory" rating. Twin Rivers was evaluated for CRA compliance using the streamlined procedures for a small bank and received a "satisfactory" rating in 1997.

Item 2.  Properties

     The following table describes the properties owned or leased by Vista and the Bank Subsidiaries:

                                                                      Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---
Vista
291 Pickford Avenue                 Leased - $65,918                   6,612       Operations Center
Phillipsburg, NJ  08865             Annual Rental

Phillipsburg National Bank
305 Roseberry Street                Owned                             18,393       Administrative Offices and
Phillipsburg, NJ  08865                                                            Loan Center

115 South Main Street               Owned                              3,276       Main Office
Phillipsburg, NJ  08865

755 Route 22 West                   Leased - $24,000                   3,750       Hillcrest Branch Office
Phillipsburg, NJ  08865             Annual Rental

331 Third Avenue                    Owned                              3,220       Alpha Branch Office
Alpha, NJ  08865

716 Route 57                        Owned                              2,500       Greenwich Branch Office
Stewartsville, NJ  08886

1192 Route 22 East                  Building Owned, Land               3,472       Phillipsburg Mall Branch
Phillipsburg, NJ  08866             Leased - $47,916 Annual Rental                 Office

39 Laneco Plaza                     Leased - $63,840                   2,160       Clinton Branch Office
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

*108 Baltimore Street               Leased - $55,000                   5,600       Trust Department Office
Phillipsburg, NJ 08865              Annual Rental

                                                                      Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---
Twin Rivers
2925 William Penn Highway           Leased - $109,960                  7,316       Main Office, Administrative
Easton, PA  18045                   Annual Rental                                  Offices and Loan Center

61 North Third Street               Owned                              3,500       Easton Branch Office
Easton, PA  18042

2850 Easton Avenue                  Leased - $49,815                   2,645       Butztown Branch Office
Bethlehem, PA  18017                Annual Rental

1003 West Broad Street              Owned                              1,750       Bethlehem Branch Office
Bethlehem, PA  18018

*3815 Linden Street                 Leased - $107,625                  3,300       Linden St. (191) Branch Office
Bethlehem, PA 18017                 Annual Rental

*2400 Schoenersville Road           Leased - $107,625                  2,355       Schoenersville Branch Office
Bethlehem, PA 18017                 Annual Rental

*    Leases commenced subsequent to year-end 1998.

     For  information  with respect to obligations  for lease rentals,  refer to
Note 13 of the Notes to Consolidated Financial Statements in Vista's Annual Report filed at Exhibit 13 hereto and is incorporated in its entirety by reference. The branches that are under lease have customary commercial lease options to extend the terms of the applicable lease.

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

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
         Matters

     Market Information

     Vista Bancorp, Inc. Common Stock trades on The Nasdaq Stock Market(R) under the symbol "VBNJ" .

     The Nasdaq Stock Market(R), which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies - computers and telecommunications - to unite its participants in a screen-based market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq Workstation II(R) and other automated systems, it facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

     The table below presents the high and low prices reported for Vista's Common Stock for the periods indicated. The range of high and low prices is based on trade prices reported on the NASDAQ Stock Market. On December 31, 1998, the closing price of a share of Vista Common Stock on the NASDAQ Stock Market was $21.25. All prices have been restated to reflect the 10% stock dividend of June 1998.

                                                          High             Low
                                                          ----             ---
1998:
         First quarter .......................           $20.00           $16.82
         Second quarter ......................           $22.95           $19.32
         Third quarter .......................           $22.75           $19.00
         Fourth quarter ......................           $24.75           $19.88

1997:
         First quarter .......................           $12.95           $11.82
         Second quarter ......................           $14.32           $12.27
         Third quarter .......................           $16.25           $13.18
         Fourth quarter ......................           $18.41           $16.59

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

     The following table shows the cash dividends paid per share of Vista Common Stock for the indicated periods. The dividends paid per share have been adjusted to reflect the 10% stock dividend paid in June 1998.

                                                                 Cash Dividends
                                                                 Paid Per Share
                                                                 --------------
1998:
         First quarter ......................................         $.10
         Second quarter .....................................          .12
         Third quarter ......................................          .12
         Fourth quarter .....................................          .12

1997:
         First quarter ......................................         $.09
         Second quarter .....................................          .09
         Third quarter ......................................          .10
         Fourth quarter .....................................          .10

Shareholders

     As of December 31, 1998, Vista had approximately 898 holders of the Common Stock.

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

     Phillipsburg National Bank may not pay any dividends on its capital stock during the period in which it may be in default in the payment of its assessment for deposit insurance premium due to the FDIC, nor may it pay dividends on its capital common stock until any cumulative dividends on Phillipsburg National
Bank's preferred stock (if any) have been paid in full. Phillipsburg National Bank has never been in default in the payments of its assessments to the FDIC; and, moreover, Phillipsburg National Bank has no outstanding preferred stock. In addition, under the Federal Deposit Insurance Act (912 U.S.C. ss.1818), dividends cannot be declared and paid if the OCC obtains a cease and desist order because such payment would constitute an unsafe and unsound banking practice. Phillipsburg National Bank's unrestricted retained earnings and net income available that could be paid as a dividend to Vista under the current OCC rules were $6.9 million as of December 31, 1998.

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

     As of December 31, 1998, there were $1.9 million accumulated net earnings available at Twin Rivers that could be paid as a dividend to Vista under current Pennsylvania law.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Vista's Annual Report (at page 9) filed at Exhibit 13 hereto is incorporated in its entirety by reference under this
Item 7.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The  information  called  for by  this  item is  found  under  the  caption
"Interest Rate Sensitivity" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Vista's Annual Report (at page 20) filed at Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 7A.

Item 8. Financial Statements and Supplementary Data

     Vista's Consolidated Financial Statements and notes thereto contained in the Annual Report (beginning at page 24) filed at Exhibit 13 hereto are incorporated in their entirety by reference under this Item 8. Moreover, certain additional financial information pertaining to bank holding companies, under SEC Guide 3, is set forth (at page 86) and filed at Exhibit 99B hereto is incorporated by reference under this Item 8.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The captions "Board of Directors" and "Stock Ownership" contained in Vista's Proxy Statement (at pages 2, and 5, respectively) filed at Exhibit 99A hereto are incorporated in their entirety by reference under this Item 10.

     Principal Officers of Vista

     The following table sets forth selected information, as of March 12, 1999, about the principal officers of Vista each of whom is selected by the Board of Directors and each of whom holds office at the discretion of the Board of
Directors:

                                                 Held           Vista            Number of Shares          Age as of
Name             Office and Position Held        Since      Employee Since    Beneficially Owned (2)     March 12, 1999
---------------------------------------------------------------------------------------------------------------------------
Harold J. Curry  Chairman of the Board           1998            (1)                  102,627                  67

Richard A. Cline Vice Chairman of the Board      1998            (1)                  248,998                  65

Barbara Harding  President and Chief             1988            1988                 47,043                   52
                 Executive Officer


David L. Hensley Executive Vice President        1988            1988                 16,406                   52

Marc S. Winkler  Executive Vice President        1998            1988                  9,251                   42

William F. Keefe Executive Vice President and    1993            1989                 38,080                   40
                 Chief Financial Officer

-------------
(1)  Messrs. Curry and Cline are not employees.

(2) For further information on these stockholdings, see information under Item 12 hereto.

Item 11. Executive Compensation

     The captions "Executive Compensation" contained in Vista's Proxy Statement (at page 7) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The caption "Stock Ownership" contained in Vista's Proxy Statement (at page
5) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 12.

Item 13. Certain Relationships and Related Transactions

     The information under the caption "Other Information" contained in Vista's Proxy Statement (at page 11) filed at Exhibit 99A hereto is incorporated in its entirety by reference under this Item 13.

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

     (b) Reports on Form 8-K

     Vista filed no reports on Form 8-K during the last quarter of the year ended December 31, 1998.

     (c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation S-K         Description of Exhibit
--------------------------         ----------------------

        2                          None.

        3A                         Articles  of  Incorporation
                                   filed on April 15, 1988, at
                                   Exhibit  B to Form S-4 (No.
                                   33-21260),    and    hereby
                                   incorporated by reference.

        3B                         By-laws  of Vista  filed on
                                   April 15, 1988,  at Exhibit
                                   C   to   Form    S-4   (No.
                                   33-21260),    and    hereby
                                   incorporated by reference.

        4                          None.

        9                          None.

        10                         None.

        11                         None.

        13 Portions of the Annual Report to Shareholders for Fiscal Year Ended December 31, 1998.

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

        22                         None.

        23                         None.

        24                         None.

        27                         Financial Data Schedule.

        99A                        Portions   of   the   Proxy
                                   Statement  for  the  Annual
                                   Meeting of  Shareholders to
                                   be held April 22, 1999.

        99B                        SEC Guide 3 Financial Information.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
     (Issuer)


By:      /s/ Barbara Harding                      Date: March 18, 1999
         -----------------------------------            ----------------
         Barbara Harding
         President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Barbara Harding                      Date: March 18, 1999
         -----------------------------------            ----------------
         Barbara Harding
         President and Director
         (Chief Executive Officer)


By:                                               Date:
         -----------------------------------            ----------------
         Richard A. Cline
         Director


By:      /s/ Harold J. Curry                      Date: March 18, 1999
         -----------------------------------            ----------------
         Harold J. Curry
         Chairman of the Board
         and Director

By:      /s/ Dale F. Falcinelli                   Date:  March 18, 1999
         -----------------------------------            ----------------
         Dale F. Falcinelli
         Director


By:      /s/ James T. Finegan, Jr.                Date: March 18, 1999
         -----------------------------------            ----------------
         James T. Finegan, Jr.
         Director

By:      /s/ Barry L. Hajdu                       Date:  March 18, 1999
         -----------------------------------            ----------------
         Barry L. Hajdu
         Director


By:      /s/ David L. Hensley                     Date: March 18, 1999
         -----------------------------------            ----------------
         David L. Hensley
         Director


By:      /s/ Mark A. Reda                         Date: March 18, 1999
         -----------------------------------            ----------------
         Mark A. Reda
         Director


By:      /s/ Marc S. Winkler                      Date: March 18, 1999
         -----------------------------------            ----------------
         Marc S. Winkler
         Director


By:      /s/ J. Marshall Wolff                    Date: March 18, 1999
         -----------------------------------            ----------------
         J. Marshall Wolff
         Director


By:      /s/ William F. Keefe                     Date: March 18, 1999
         -----------------------------------            ----------------
         William F. Keefe
         Executive Vice President and
          Chief Financial Officer
         (Chief Financial and
          Accounting Officer)

                                INDEX TO EXHIBITS


Item Number      Description                                           Page
-----------      -----------                                           ----
    13           Portions of the Annual Report to
                   Shareholders for Fiscal Year
                   Ended December 31, 1998                             36

    27           Financial Data Schedule                               91

    99A          Portions of the Proxy Statement
                   for the Annual Meeting of
                   Shareholders to be held
                   April 22, 1999                                      76

    99B          SEC Guide 3 Financial Information                     86