Form 10-Q
period 1999-03-31
VISTA BANCORP INC
filed 1999-05-14
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 30, 1999, there were 4,806,957 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries


                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended March 31, 1999


                                      Index

                                                                            PAGE

Part I  Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets - March 31, 1999
         and December 31, 1998                                                3

        Consolidated Statements of Income - Three Months
          Ended March 31, 1999 and 1998                                       4

        Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 1998                                       5

        Notes to Consolidated Financial Statements                            6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8


Part II Other Information

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities                                                18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18

Vista Bancorp, Inc. and Subsidiaries



CONSOLIDATED BALANCE SHEETS
                                                                                      March 31,   December 31,
Amounts in thousands (except per share and share data)                                   1999         1998
--------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
           Cash and due from banks                                                     $ 22,631       $ 23,584
           Federal funds sold                                                             6,350          7,000
           Short-term investments                                                         1,556          2,417
--------------------------------------------------------------------------------------------------------------
                     Total Cash and Cash Equivalents                                     30,537         33,001
--------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $190,965 and $178,040                    191,917        180,163
           in 1999 and 1998, respectively)
--------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
           Mortgage                                                                     135,017        137,538
           Commercial                                                                   142,612        136,449
           Consumer                                                                      95,724         95,539
--------------------------------------------------------------------------------------------------------------
                     Total Loans                                                        373,353        369,526
           Allowance for loan losses                                                     (4,722)        (4,524)
--------------------------------------------------------------------------------------------------------------
                     Total Net Loans                                                    368,631        365,002
--------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                    6,897          6,851
Accrued interest receivable                                                               3,318          3,133
Other assets                                                                              5,322          4,896
--------------------------------------------------------------------------------------------------------------
                               Total Assets                                            $606,622       $593,046
==============================================================================================================

Liabilities and Shareholders' Equity

Deposits:
           Demand:
                     Noninterest-bearing                                               $ 61,547       $ 67,477
                     Interest-bearing                                                    78,207         84,574
           Savings                                                                      135,304        132,439
           Time                                                                         252,301        238,252
--------------------------------------------------------------------------------------------------------------
                     Total Deposits                                                     527,359        522,742
--------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                           22,205         16,963
Long-term debt                                                                            5,500          3,000
Accrued interest payable                                                                  1,312          1,383

Other liabilities                                                                         3,321          2,122
--------------------------------------------------------------------------------------------------------------
                     Total Liabilities                                                  559,697        546,210
--------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
           Common stock:  $.50 par value; shares authorized 10,000,000;
                     shares issued, 4,811,956 and 4,806,782                               2,405          2,289
           Paid-in capital                                                               26,599         22,359
           Retained earnings                                                             17,293         20,622
           Accumulated other comprehensive income                                           628          1,566
--------------------------------------------------------------------------------------------------------------
                     Total Shareholders' Equity                                          46,925         46,836
--------------------------------------------------------------------------------------------------------------
                               Total Liabilities and Shareholders' Equity              $606,622       $593,046
==============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries



CONSOLIDATED STATEMENTS OF INCOME
                                                                                         Three Months Ended March 31,
Amounts in thousands (except per share and share data)                                      1999             1998
---------------------------------------------------------------------------------------------------------------------
Interest Income:
        Interest and fees on loans                                                     $   7,452       $    6,650
        Interest on federal funds sold                                                        39              104
        Interest on short-term investments                                                    40               64
        Interest on securities:
              Taxable                                                                      2,218            2,552
              Nontaxable                                                                     420              321
---------------------------------------------------------------------------------------------------------------------
                    Total Interest Income                                                 10,169            9,691
---------------------------------------------------------------------------------------------------------------------

Interest Expense:
        Interest on deposits                                                               4,435            4,547
        Interest on borrowed funds                                                           180              115
        Interest on long-term debt                                                            54               50
---------------------------------------------------------------------------------------------------------------------
                    Total Interest Expense                                                 4,669            4,712
---------------------------------------------------------------------------------------------------------------------
                          Net Interest Income                                              5,500            4,979
---------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                    225              195
---------------------------------------------------------------------------------------------------------------------
                          Net Interest Income After Provision for Loan Losses              5,275            4,784
---------------------------------------------------------------------------------------------------------------------

Noninterest Income:
        Service charges on deposit accounts                                                  452              405
        Other service charges                                                                343              156
        Net gains on sales of securities                                                      71               50
        Net gains on sales of loans                                                          111              --
        Other income                                                                         157              109
---------------------------------------------------------------------------------------------------------------------
                    Total Noninterest Income                                               1,134              720
---------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
        Salaries and benefits                                                              2,214            1,980
        Occupancy expense                                                                    444              335
        Furniture and equipment expense                                                      531              458
        Other expense                                                                      1,074            1,020
---------------------------------------------------------------------------------------------------------------------
                    Total Noninterest Expense                                              4,263            3,793
---------------------------------------------------------------------------------------------------------------------
                          Income Before Provision for Income Taxes                         2,146            1,711

Provision for Income Taxes                                                                   673              541
---------------------------------------------------------------------------------------------------------------------
                          Net Income                                                  $    1,473       $    1,170
---------------------------------------------------------------------------------------------------------------------

                          Earnings per Share (Basic and Diluted)                      $     0.31       $     0.24
---------------------------------------------------------------------------------------------------------------------

                          Weighted Average Number of Common Shares Outstanding         4,808,060        4,810,726
---------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands
                                                                                         Three Months Ended March 31,
                                                                                            1999             1998
Cash Flows From Operating Activites:
     Net Income                                                                         $  1,473         $  1,170
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                                      228              260
          Provision for loan losses                                                          225              195
          Increase in accrued interest receivable                                           (185)            (367)
          Increase (decrease) in accrued interest payable                                    (71)              50
          Net change in other assets and other liabilities                                   987              141
          Net amortization of premium on securities                                          139              137
          Net gains on sales of securities                                                   (71)             (50)
          Net gains on sales of loans                                                       (111)             --
-----------------------------------------------------------------------------------------------------------------
                    Net Cash Provided By Operating Activities                              2,614            1,536
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Proceeds from maturities of securities available for sale                            13,032           18,339
     Proceeds from sales of securities available for sale                                  7,215            7,386
     Purchases of securities available for sale                                          (33,240)         (26,928)
     Net increase in loans                                                                (5,465)          (8,634)
     Proceeds from sale of loans                                                           1,732              --
     Net capital expenditures                                                               (258)            (234)
-----------------------------------------------------------------------------------------------------------------
                    Net Cash Used In Investing Activities                                (16,984)         (10,071)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Net (decrease) increase in demand and savings deposits                               (9,432)           5,036
     Net increase in time deposits                                                        14,049            8,820
     Net increase in borrowed funds                                                        5,242            2,607
     Net increase (decrease) in long-term debt                                             2,500           (1,222)
     Net proceeds from issuance of common stock                                              292              350
     Purchases of treasury stock                                                            (196)             --
     Cash dividends paid                                                                    (549)            (457)
-----------------------------------------------------------------------------------------------------------------
                    Net Cash Provided By Financing Activities                             11,906           15,134
-----------------------------------------------------------------------------------------------------------------
                    Net (Decrease) Increase  in Cash and Cash Equivalents                 (2,464)           6,599
                    Cash and Cash Equivalents, Beginning of Period                        33,001           27,850
-----------------------------------------------------------------------------------------------------------------
                    Cash and Cash Equivalents, End of Period                            $ 30,537         $ 34,449
=================================================================================================================

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                      $  4,740         $  4,662
     Income taxes paid                                                                        88                0

Supplemental Disclosures of Investing and Financing Activities:
     Transfers from loans to other real estate owned                                           0              514

The accompanying notes to consolidated financial statements are an integral part of these statements

Vista Bancorp, Inc. and Subsidiaries


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

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1998.

     Results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale" became effective for the first quarter beginning after December 15, 1998. SFAS No. 134 requires that all mortgage-backed securities retained after a securitization of mortgage loans held for sale be classified as to the intent to sell or hold those investments. Any retained mortgage-backed securities that are committed to sell before or during the securitization process must be classified as trading securities. This statement is not expected to have a material impact on Vista.

Note 3. Earnings per Share

     Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the stock dividends declared as of April 1999 and May 1998.

     On April 22, 1999, Vista declared a 5 percent stock dividend to shareholders' of record May 3, 1999 and payable May 21, 1999. Following payment of this dividend, Vista will have approximately 4.8 million shares outstanding. Earnings per share, weighted average shares outstanding and all per share amounts have been restated in the accompanying financial statements, to reflect this dividend. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 22, 1999.

Vista Bancorp, Inc. and Subsidiaries


     On May 15, 1998, Vista declared a 10 percent stock dividend to shareholders' of record as of June 1, 1998 and payable June 10, 1998. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price of the stock on May 15, 1998.

Note 4. Other Comprehensive Income

     Vista adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 provides standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement defines comprehensive income as the changes in equity of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Other comprehensive income would include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income such as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on available for sale securities. This statement was effective for fiscal years beginning after December 15, 1997. Prior year financial statements, which are presented for comparative purposes, have been reclassified.

     Vista held securities classified as available for sale, which experienced net unrealized pre-tax decreases in value of $1.171 million during the quarter, ended March 31, 1999. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

(Amounts in thousands)                                                       Before-Tax          Tax         Net-of-Tax
                                                                               Amount         (Benefit)        Amount
Unrealized losses on securities:
     Unrealized holding losses arising during period                         $(1,100)         $ (209)          $(891)
     Less: reclassification adjustment for gains realized in net income           71              24              47
                                                                         ------------------------------------------------
Net unrealized loss                                                           (1,171)           (233)           (938)
                                                                         ================================================
Other comprehensive income                                                   $(1,171)         $ (233)          $(938)
                                                                         ================================================

Vista Bancorp, Inc. and Subsidiaries


Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Factors That May Affect Future Results."


Factors That May Affect Future Results

     General. Banking is affected, directly and indirectly, by local, domestic and international economic and political conditions, and by government monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, tight money supply, real estate values, international conflicts, and other factors beyond the control of Vista may adversely affect the future results of operations of Vista. Management does not expect any particular factor to affect Vista's results of operations. A downward trend in several areas, however, including real estate, construction, and consumer spending, could have an adverse impact on Vista's ability to maintain or increase profitability. Therefore, there is no assurance that Vista will be able to continue its current rates of income and growth.

     Interest Rates. Vista's earnings depend, to a large extent, upon net interest income, which is primarily influenced by the relationship between its cost of funds (deposits and borrowings) and the yield on its interest-earning assets (loans and investments). This relationship, known as the net interest spread, is subject to fluctuation and is affected by regulatory, economic and competitive factors, which influence interest rates, the volume, rate and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. As part of its interest rate risk management strategy, management seeks to control its exposure to interest rate changes by managing the maturity and repricing characteristics of interest-earning assets and interest-bearing liabilities.

     Adequacy of Allowance for Loan Losses. In originating loans, there is a likelihood that some credit losses will occur. This risk of loss varies with, among other things, general economic conditions, the type of loan being made, the credit worthiness and debt servicing capacity of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral securing the loan. Management maintains an allowance for loan losses based on, among other things, historical loan loss experience, known inherent risks in the loan portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and the evaluation of current economic conditions. Management currently believes that the allowance for loan losses is adequate, but there can be no assurance that non-performing loans will not increase in the future.

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

Recent Development

     In March 1999, Vista expanded its presence in Pennsylvania, through its affiliate Twin Rivers Community Bank, with the addition of two branches in Bethlehem, Pennsylvania. The Westgate office located at 2400 Schoenersville Road and the Route 191 office located at 3815 Linden Street, increased the number of branch offices in Pennsylvania to six. On a consolidated basis, Vista Bancorp now operates sixteen full service branch locations.

     These branches were acquired without deposits and consequently their start-up costs are expected to impact earnings for a period of twelve to eighteen months which is consistent with Vista's historical experience with similar expansion efforts.


Results of Operations for the periods ended March 31, 1999 and March 31, 1998

Earnings Summary

     For the first quarter of 1999, Vista Bancorp, Inc reported a 26 percent increase in net income to $1.47 million, or $.31 per diluted share compared to net income of $1.17 million or $.24 per diluted share earned in the first quarter of 1998.

     The increase in net income for the first quarter of 1999 was due to an increase in net interest income and higher levels of noninterest income, offset in part by an increase in noninterest expense and a higher provision for loan loss.

Vista Bancorp, Inc. and Subsidiaries


     The return on average assets increased to 1.02 percent in the first quarter of 1999 from .87 percent for the same period in 1998, while return on average shareholders' equity increased to 13.01 percent from 10.79 percent.

Net Interest Income

     Net interest income, on a tax-equivalent basis, increased 12 percent to $5.7 million for the first quarter of 1999 compared to $5.1 million for the first quarter of 1998. The increase was due to strong growth in average interest-earning assets, which increased $38 million, and a net interest margin that expanded to 4.15 percent in the first quarter of 1999 from 4.00 percent in the comparable quarter one year ago.

     Vista has been able to stabilize and expand its net interest margin by improving the mix of earning assets, primarily through commercial and consumer lending, reducing the concentration of investment securities and improving the mix of funding sources, which viewed in the aggregate, lowers the overall cost of funding the balance sheet.

     The average yield on interest-earning assets decreased to 7.55 percent in the first quarter of 1999 from 7.68 percent in the prior year. However, total interest income increased to $10.4 million from $9.8 million for the same period as the growth in earning assets and an improved asset mix more than offset the adverse impact of lower average yields.

     The cost of funding interest-earning assets, measured by the relationship of interest expense to average-earning assets, dropped to 3.40 percent in the first quarter of 1999 from 3.68 percent in the first quarter one year prior. Significant growth in noninterest-bearing demand deposits and shareholders' equity combined with an improved mix of interest-bearing liabilities and lower rates paid for deposits to drive down the cost of funds.

     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended March 31, 1999 and 1998, are also reflected.

     The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

VISTA BANCORP, INC. AND SUBSIDIARIES

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)


                                                                                   Three Months Ended March 31,
                                                                        1999                                       1998
                                                            ----------------------------------------------------------------------
                                                             Average                Average        Average                 Average
                                                            Balances    Interest      Rates       Balances    Interest       Rates
Amounts in thousands (except percentages)                               (1)           (2)                     (1)            (2)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and securities purchased
   under agreements to resell                               $  3,312    $     39       4.78%      $  7,518    $    104        5.61%
Short-term investments                                         3,333          40       4.87%         5,052          64        5.14%
----------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                             6,645          79       4.82%        12,570         168        5.42%
----------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                               12,578         186       6.00%        16,625         253        6.17%
  U.S. Government agencies
    and corporations                                         113,151       1,739       6.23%       126,384       2,066        6.63%
  States and other political subdivisions (3)                 36,018         609       6.86%        28,268         461        6.61%
  Other                                                       17,752         293       6.69%        13,973         233        6.76%
----------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                       179,499       2,827       6.39%       185,250       3,013        6.60%
----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
  Mortgage                                                   136,595       2,569       7.63%       133,484       2,524        7.67%
  Commercial                                                 139,307       2,997       8.72%       101,887       2,384        9.49%
  Consumer                                                    95,716       1,906       8.08%        86,571       1,754        8.22%
----------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                            371,618       7,472       8.15%       321,942       6,662        8.39%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                      557,762      10,378       7.55%       519,762       9,843        7.68%
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                       19,973                                16,505
Allowance for loan losses                                     (4,633)                               (4,216)
Other assets                                                  15,328                                14,915
----------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                    30,668                                27,204
----------------------------------------------------------------------------------------------------------------------------------
                Total Assets                                $588,430                              $546,966
==================================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                    $ 83,339    $    385       1.87%      $ 74,145    $    398        2.18%
  Savings                                                    133,627         984       2.99%       125,336         938        3.04%
  Time                                                       195,751       2,519       5.22%       192,438       2,588        5.45%
  Time deposits $100,000 and over                             42,913         547       5.17%        44,524         623        5.67%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                        455,630       4,435       3.95%       436,443       4,547        4.23%
----------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                              19,027         180       3.84%        10,296         115        4.53%
  Long-term debt                                               3,583          54       6.11%         3,177          50        6.38%
----------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                 22,610         234       4.20%        13,473         165        4.97%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                 478,240       4,669       3.96%       449,916       4,712        4.25%
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                           60,022                                49,371
Other liabilities                                              4,250                                 3,715
----------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities               64,272                                53,086
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                          45,918                                43,964
----------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity   $588,430                              $546,966
==================================================================================================================================

Interest Income/Earning Assets                                            10,378       7.55%                     9,843        7.68%
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                            4,669       3.40%                     4,712        3.68%
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                      $  5,709       4.15%                  $  5,131        4.00%
==================================================================================================================================

(1)  Interest on loans includes fee income.

(2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.

(3) Tax-equivalent adjustments were $209 thousand for 1999 and $152 thousand for 1998.

(4)  Includes nonaccrual loans.

(5) Net interest income as a percent of interest-earning asset on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES


Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)


                                                                                Three Months Ended March 31,
                                                                                       1999 vs. 1998
                                                                 ------------------------------------------------------
                                                                                    Increase (Decrease)
                                                                                     Due to Changes in:
                                                                 ------------------------------------------------------
                                                                   Total                 Average                Average
Amounts in thousands                                             Change(1)                Volume                 Rate
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                                $  (65)                $  (51)               $   (14)
Short-term investments                                               (24)                   (21)                    (3)
-----------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                   (89)                   (72)                   (17)
-----------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                      (67)                   (60)                    (7)
  U.S. Government agencies and corporations                         (327)                  (208)                  (119)
  States and other political subdivisions                            148                    130                     18
  Other                                                               60                     62                     (2)
-----------------------------------------------------------------------------------------------------------------------
      Total Securities                                              (186)                   (76)                  (110)
-----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (2)
  Mortgage                                                            45                     59                    (14)
  Commercial                                                         613                    818                   (205)
  Consumer                                                           152                    182                    (30)
-----------------------------------------------------------------------------------------------------------------------
      Total Loans                                                    810                  1,059                   (249)
-----------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                      535                    911                   (376)
-----------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                             (13)                    46                    (59)
  Savings                                                             46                     61                    (15)
  Time                                                               (69)                    44                   (113)
  Time deposits $100,000 and over                                    (76)                   (22)                   (54)
-----------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                               (112)                   129                   (241)
-----------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                      65                     85                    (20)
  Long-term debt                                                       4                      6                     (2)
-----------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                         69                     91                    (22)
-----------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                     (43)                   220                   (263)
-----------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)         $  578                 $  691                $  (113)
=======================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

Vista Bancorp, Inc. and Subsidiaries


Noninterest Income

     For the first quarter of 1999, total noninterest income increased 57 percent to $1.1 million from $700 thousand in the comparable period in 1998. Excluding the effects of gains recognized on the sales of securities and loans, noninterest income increased 42 percent to $952 thousand.

     Service charges on deposit accounts increased 12 percent to $452 thousand due to an increase in consumer demand deposit accounts and an increased fee structure.

     Other service charge income increased significantly to $343 thousand during the quarter as loan-related fee income reflected strong loan origination activity for the quarter. Fees recognized in connection with debit card usage and ATM surcharge activity also contributed to the increase.

     Net gains on the sale of investment securities totaled $71 thousand for the quarter compared to $50 thousand in comparable quarter of 1998. Approximately $7.2 million of securities available for sale were sold in 1999 compared to $7.3 million of securities sold in 1998. Sales of securities were for portfolio realignment purposes and to manage prepayment and reinvestment risk.

     Net gains on the sale of loans totaled $111 thousand for the quarter due largely to sales of the guaranteed portion of Small Business Administration
(SBA) loans. There can be no assurance that gains recognized in prior periods will continue in future periods or that there will not be significant inter-period variations in the results of such activities.

     Other income increased 44 percent to $157 thousand during the first quarter of 1999. Growth in Trust Department revenue and fees earned from the sale of equity and fixed income mutual fund products and insurance annuities sold through the branch network accounted for the majority of the increase.

Noninterest Expense

     For the first quarter of 1999 total noninterest expense increased 12 percent to $4.26 million from $3.79 million in the first quarter of 1998. The ratio of total noninterest expense to average assets, was 2.94 percent for the first quarter 1999 compared to 2.81 percent in 1998. This increase was due to the incremental expenses related to an increased branch network as well as to the deposit and loan growth generated throughout the organization.

     Salaries and benefits expense increased 10 percent to $2.2 million for the quarter ending March 31, 1999 compared to $2.0 million for the quarter ending March 31, 1998. Separately, salary expense increased 9 percent to $1.7 million for the quarter ending March 31, 1999 due to the addition of personnel at the two new branches, as well as additional positions in marketing, lending and technology related support functions. Also, pension plan contributions increased $56 thousand compared to the quarter ended March 31, 1999.

     Occupancy expense increased 33 percent to $444 thousand for the quarter ending March 31, 1999. The increase is attributed to the added lease expense on the two new branches opened during the first quarter along with the increased rental charges for a new and larger facility that will house the relocated trust department and corporate marketing function.

Vista Bancorp, Inc. and Subsidiaries


     Furniture and equipment expense increased 16 percent to $531 thousand for the quarter ended March 31, 1999 from $458 thousand in 1998. The increase is attributed to a $115 thousand increase in technology related equipment rental, a $29 thousand increase in building repairs and maintenance and a $12 thousand increase in telephone offset by miscellaneous equipment expenses and depreciation expenses.

     Other operating expenses increased 5 percent to $1.1 million for the first quarter 1999 from the first quarter 1998. Volume related loan fees and electronic (ATM) banking fees increased compared to the first quarter 1998.

     A $50 thousand contribution to the Vista Bancorp Enrichment Foundation was included in other operating expenses during the first quarter 1999. This foundation will make grants available to low- and moderate- income families for home improvements and other quality of life enhancements.

Readiness for Year 2000

     As the Year 2000 approaches, Vista Bancorp has undertaken initiatives to address the Year 2000 Problem, as more fully described in the 1998 Annual Report. As of March 31,1999 Vista has completed testing of all mission critical systems and continues to perform due diligence with key vendors and material customers. Further, Vista has developed a comprehensive business resumption contingency plan to be implemented in the event of unforeseen minor failures and has been engaged in an on going customer awareness program.

     Vista continues to evaluate the estimated costs associated with attaining Year 2000 readiness. Incremental costs for 1999, such as testing, software purchases and marketing publications are not expected to be material. While additional costs could be incurred, Vista believes, based on available information, that it will be able to manage its Year 2000 transition without any adverse effect on its business operations or financial condition.

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

Vista Bancorp, Inc. and Subsidiaries


Non-performing Assets

     At March 31, 1999, non-performing assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $2.80 million, a decrease of $200 thousand or 7 percent from December 31, 1998. The ratio of non-performing assets to total loans and ORE declined 6 basis points from 0.82 percent at the end of 1998 to 0.76 percent at March 31, 1999. The decrease may be attributed to a sale of an ORE property as well as an increase in total loans outstanding. ORE decreased to $1.0 million at March 31, 1999 compared to $1.1 million at December 31, 1998. Loans past due 90 days or more and still on accrual status totaled $153 thousand at March 31, 1999 compared to $160 thousand at year-end 1998.

     Commercial nonaccrual loans increased to 63 percent from 55 percent of total nonaccrual loans at March 31, 1999 and December 31, 1998, respectively, while nonaccrual residential mortgage loans decreased to 21 percent from 31 percent, respectively. Consumer loans decreased to 16 percent from 14 percent, respectively, of total nonaccrual loans at March 31, 1999 and December 31, 1998.

Amounts in thousands                          March 31, 1999   December 31, 1998   March 31, 1998
--------------------                          --------------   -----------------   --------------
Non-performing loans                                $1,814         $1,930             $2,206
Other real estate owned                              1,017          1,112              1,824
                                                    ------         ------             ------

Total Non-performing assets                          2,831          3,042              4,030

Loans past due 90 days and on accrual status        $  153         $  160             $ 487

     Impaired loans, are those loans in which management believes that the collection of principal and interest, in accordance with the original contract terms, may be doubtful. Vista considers impaired loans to include all non-performing loans in addition to those loans, which are determined to be impaired, based on individual review of impaired loans above $75 thousand. At March 31, 1999, total impaired loans equaled $2.3 million, of which $1.8 million are non-performing loans.


Allowance for Loan Losses

     The allowance for loan losses increased to $4.7 million at March 31, 1999, from $4.5 million at December 31, 1998. The allowance equaled 1.26 percent of total loans at March 31, 1999 and 1.28 percent at March 31, 1998. The provision for loan losses equaled $225 thousand for the first quarter 1999 compared to $195 thousand for the first quarter 1998, while charge-offs, net of recoveries, totaled $28 thousand for the first quarter 1999 and $172 thousand for the first quarter 1998. The allowance for loan losses as a percentage of non-performing assets equaled 167 percent at March 31, 1999 and 189 percent at March 31, 1998.

Vista Bancorp, Inc. and Subsidiaries


     The allowance for loan losses is maintained at a level deemed adequate by management to provide for potential loan losses. The reserve is comprised of specific allocations for individual loans while the general allocation is determined by loss factors associated with each loan type (i.e. commercial, consumer or mortgage) and allocated accordingly. Commercial loans of $150,000 or more are reviewed individually. The allocated or required portion of the allowance for loan losses is calculated quarterly and compared to the total reserve balance to determine adequacy. The commercial loan reserve requirement is based on individual loans reviewed, historical loss levels, industry concentration analyses, delinquency trends, economic cycles, and other pertinent factors. The consumer and mortgage loan reserve requirements are based on the historical trend of the last four quarters loss factors. The allowance for loan losses is reviewed quarterly by management and the Board of Directors for adequacy.


                                              Three Months Ended March 31,
                                              ----------------------------
Amounts in thousands                            1999               1998
--------------------------------------------------------------------------
Average loans outstanding                     371,619             321,942
Total loans at end of period                  373,353             325,396
--------------------------------------------------------------------------
Allowance for loan losses:
  Balance at beginning of period                4,524               4,148
      Charge-offs:
          Commercial                              --                  126
          Real estate - mortgage                  --                  --
          Installment                              39                  75
--------------------------------------------------------------------------
          Total charge-offs                        39                 201
--------------------------------------------------------------------------
      Recoveries:
         Commercial                                 3                  17
         Real estate - mortgage                   --                  --
         Installment                                9                  12
--------------------------------------------------------------------------
         Total recoveries                          12                  29
--------------------------------------------------------------------------
      Net charge-offs:                             27                 172
--------------------------------------------------------------------------
      Provision for loan losses                   225                 195
--------------------------------------------------------------------------
  Balance at end of period                      4,722               4,171
==========================================================================
Net charge-offs as a  percent of average         0.01%               0.05%
  loans outstanding during period
--------------------------------------------------------------------------
Allowance for loan losses as a  percent          1.26%               1.28%
  of total loans


Liquidity

     At March 31, 1999, cash and cash equivalents equaled $30.5 million which represented a decrease of $2.5 million from the $33.0 million in cash and cash equivalents at December 31, 1998.

     Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $2.5 million decrease in cash and cash equivalents was attributable to combined net cash flows provided by operating and financing

Vista Bancorp, Inc. and Subsidiaries


activities totaling $14.5 million, which were then used for investing activities of $17.0 million.

     At March 31, 1999, net cash provided by operating activities equaled $2.6 million, which consisted of net income adjusted for noncash charges along with a net increase in other assets and other liabilities.

     Net cash used in investing activities totaled $17.0 million and consisted of $33.2 million of security purchases and $5.4 million net increase in loans funded in part by $21.9 million of proceeds received through maturities and sales of investment securities and loan sales.

     Net cash provided by financing activities totaled $11.9 million as net deposit growth of $4.6 million combined with $5.2 million in borrowed funds and $2.5 million in long-term debt to offset cash dividends paid and purchases of treasury stock.

Capital Resources

     At March 31, 1999 total shareholders' equity equaled $46.9 million, largely unchanged from the $46.8 million in shareholders' equity at December 31, 1998. Changes in shareholders' equity included $1.47 million in net income, $299 thousand in capital raised primarily through the dividend reinvestment plan offset by a $938 thousand reduction in the market value adjustment recorded for the available for sale portfolio, cash dividends paid of $549 thousand and $196 thousand in stock repurchases. Vista's dividend payout ratio equaled 37.3 percent for the quarter ended March 31, 1999.

     During the quarter ended March 31, 1999, the Board of Directors authorized the extension of Vista's initial stock repurchase program by an additional 100,000 shares or approximately 2 percent of total shares outstanding. Such purchases will be conducted pursuant to section 10b-18 from time to time in open market transactions in the discretion of management over a twelve to eighteen month time frame. All shares repurchased are expected to be retired. As of April 30, 1999 no shares had been repurchased under the augmented program.

     Vista maintained a Tier I risk-based capital ratio of 12.78 percent and a total risk-based capital ratio of 14.03 percent at March 31, 1999, compared to
12.76 percent and 14.01 percent, respectively, at December 31, 1998. Vista maintained a leverage capital ratio of 7.84 percent at March 31, 1999 and 7.73 percent at December 31, 1998.

Vista Bancorp, Inc. and Subsidiaries


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

     (b)  Reports on Form 8-K

          On February 19, 1999, the registrant filed Form 8-K which stating that the directors had appointed Continental Stock Transfer & Trust Company as Transfer Agent for Vista. Also, filed on this Form 8-K were certain amendments to the Company's bylaws.

          On March 31, 1999, the registrant filed Form 8-K stating that the Board of Directors approved the continuation of Vista's Stock Buy-Back Plan and authorized an additional repurchase of 100,000 shares of the company's common stock, from time to time, in open market purchases, through a licensed broker-dealer in accordance with the terms, conditions and restrictions contained in Rule 10b-18.

Vista Bancorp, Inc. and Subsidiaries


                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Vista Bancorp, Inc.
----------------------------
       (Registrant)



Dated:  May 15, 1999


                                                   By /s/ William F. Keefe
                                                     ---------------------------

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

Vista Bancorp, Inc. and Subsidiaries


                                INDEX TO EXHIBITS


Item Number    Description                                               Page

    27         Financial Data Schedules................................   21