Form 10-Q
period 1999-06-30
VISTA BANCORP INC
filed 1999-08-13
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                              --------------------------------------------------

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________________

Commission file number                 0-21264
                      --------------------------------------------

                               VISTA BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                             22-2870972
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey       08865
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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   X      No
                                                 ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of July 28, 1999, there were 4,809,845 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries


                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended June 30, 1999


                                      Index






                                                                            Page
Part I     Financial Information

Item 1.    Financial Statements:

             Consolidated Balance Sheets - June 30, 1999
               and December 31, 1998......................................... 3

             Consolidated Statements of Income - Three Months and Six Months
               Ended June 30, 1999 and 1998...................................4

             Consolidated Statements of Cash Flows - Six Months
               Ended June 30, 1999 and 1998...................................5

             Notes to Consolidated Financial Statements ......................6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................8



Part II    Other Information

Item 1.    Legal Proceedings.................................................20

Item 2.    Changes in Securities ............................................20

Item 3.    Defaults Upon Senior Securities ..................................20

Item 4.    Submission of Matters to a Vote of Security Holders...............20

Item 5.    Other Information.................................................20

Item 6.    Exhibits and Reports on Form 8-K..................................21

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                                            June 30,    December 31,
Amounts in thousands (except per share and share data)                                                        1999         1998
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
           Cash and due from banks                                                                          $  20,137     $  23,584
           Federal funds sold                                                                                  12,560         7,000
           Short-term investments                                                                               8,328         2,417
-----------------------------------------------------------------------------------------------------------------------------------
                     Total Cash and Cash Equivalents                                                           41,025        33,001
-----------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $188,127 and $178,040 in 1999 and 1998, respectively)          184,314       180,163
-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
           Mortgage                                                                                           132,013       137,538
           Commercial                                                                                         156,751       136,449
           Consumer                                                                                            98,912        95,539
-----------------------------------------------------------------------------------------------------------------------------------
                     Total Loans                                                                              387,676       369,526
           Allowance for loan losses                                                                           (4,871)       (4,524)
-----------------------------------------------------------------------------------------------------------------------------------
                     Total Net Loans                                                                          382,805       365,002
-----------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                          6,873         6,851
Accrued interest receivable                                                                                     3,327         3,133
Other assets                                                                                                    6,359         4,896
-----------------------------------------------------------------------------------------------------------------------------------
                               Total Assets                                                                 $ 624,703     $ 593,046
===================================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
           Demand:
                     Noninterest-bearing                                                                    $  66,663     $  67,477
                     Interest-bearing                                                                          80,224        84,574
           Savings                                                                                            140,875       132,439
           Time                                                                                               259,450       238,252
-----------------------------------------------------------------------------------------------------------------------------------
                     Total Deposits                                                                           547,212       522,742
-----------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                                 24,127        16,963
Long-term debt                                                                                                  5,500         3,000
Accrued interest payable                                                                                        1,367         1,383
Other liabilities                                                                                               2,127         2,122
-----------------------------------------------------------------------------------------------------------------------------------
                               Total Liabilities                                                              580,333       546,210
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
           Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                     4,814,845 and 4,577,888 at June 30, 1999 and December 31, 1998, respectively               2,407         2,289
           Paid-in capital                                                                                     26,650        22,359
           Retained earnings                                                                                   18,102        20,622
           Accumulated other comprehensive income                                                              (2,789)        1,566
-----------------------------------------------------------------------------------------------------------------------------------
                     Total Shareholders' Equity                                                                44,370        46,836
-----------------------------------------------------------------------------------------------------------------------------------
                                    Total Liabilities and Shareholders' Equity                              $ 624,703     $ 593,046
===================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended          Six Months Ended
                                                                                           June 30,                  June 30,
Amounts in thousands (except per share and share data)                                1999         1998         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
          Interest and fees on loans                                               $    7,694   $    7,096   $   15,146   $   13,746
          Interest on federal funds sold                                                  150           76          189          180
          Interest on short-term investments                                               39           58           79          122
          Interest on securities:
                  Taxable                                                               2,406        2,496        4,624        5,048
                  Nontaxable                                                              452          359          872          680
------------------------------------------------------------------------------------------------------------------------------------
                     Total Interest Income                                             10,741       10,085       20,910       19,776
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
          Interest on deposits                                                          4,652        4,690        9,087        9,237
          Interest on borrowed funds                                                      208          154          388          269
          Interest on long-term debt                                                      107           46          161           96
------------------------------------------------------------------------------------------------------------------------------------
                          Total Interest Expense                                        4,967        4,890        9,636        9,602
------------------------------------------------------------------------------------------------------------------------------------
                             Net Interest Income                                        5,774        5,195       11,274       10,174
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                 252          195          477          390
------------------------------------------------------------------------------------------------------------------------------------
                             Net Interest Income After Provision for Loan Losses        5,522        5,000       10,797        9,784
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
          Service charges on deposit accounts                                             475          404          927          810
          Other service charges                                                           384          219          727          375
          Net gains on sales of securities                                                 17          157           88          207
          Net gains on sales of loans                                                     134           15          245           15
          Trust income                                                                     76           62          161          116
          Other income                                                                     22           55           94          109
------------------------------------------------------------------------------------------------------------------------------------
                          Total Noninterest Income                                      1,108          912        2,242        1,632
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
          Salaries and benefits                                                         2,281        2,093        4,495        4,074
          Occupancy expense                                                               425          340          869          674
          Furniture and equipment expense                                                 547          465        1,078          922
          Other expense                                                                 1,267        1,091        2,341        2,112
------------------------------------------------------------------------------------------------------------------------------------
                          Total Noninterest Expense                                     4,520        3,989        8,783        7,782
------------------------------------------------------------------------------------------------------------------------------------
                             Income Before Provision for Income Taxes                   2,110        1,923        4,256        3,634

Provision for Income Taxes                                                                628          587        1,301        1,128
------------------------------------------------------------------------------------------------------------------------------------
                             Net Income                                            $    1,482   $    1,336   $    2,955   $    2,506
------------------------------------------------------------------------------------------------------------------------------------

                             Earnings per Share (Basic and Diluted)                $     0.31   $     0.28   $     0.61   $     0.52
------------------------------------------------------------------------------------------------------------------------------------

                             Weighted Average Number of Common Shares Outstanding   4,809,910    4,833,847    4,808,782    4,822,190
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                            Six Months Ended June 30,
                                                                                             1999               1998
                                                                                           ---------------------------

Cash Flows From Operating Activites:
                 Net Income                                                                $  2,955          $  2,506
                 Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Depreciation and amortization                                              473               528
                     Provision for loan losses                                                  477               390
                     Increase in accrued interest receivable                                   (194)             (379)
                     Increase (decrease) in accrued interest payable                            (16)               34
                     Net change in other assets and other liabilities                           154               235
                     Net amortization of premium on securities                                  269               345
                     Net gains on sales of securities                                           (88)             (207)
                     Net gains on sales of loans                                               (245)              (15)
----------------------------------------------------------------------------------------------------------------------
                         Net Cash Provided By Operating Activities                            3,785             3,437
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
                 Proceeds from maturities of securities available for sale                   25,198            31,779
                 Proceeds from sales of securities available for sale                        17,146            34,556
                 Purchases of securities available for sale                                 (52,611)          (65,443)
                 Net increase in loans                                                      (19,715)          (26,729)
                 Proceeds from sale of loans                                                  1,621               999
                 Net capital expenditures                                                      (455)             (355)
----------------------------------------------------------------------------------------------------------------------
                         Net Cash Used In Investing Activities                              (28,816)          (25,193)
----------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
                 Net increase in demand and savings deposits                                  3,273            13,303
                 Net increase in time deposits                                               21,198             2,656
                 Net increase in borrowed funds                                               7,164             5,126
                 Net increase (decrease) in long-term debt                                    2,500            (1,222)
                 Net proceeds from issuance of common stock                                     539               876
                 Purchases of treasury stock                                                   (389)             --
                 Cash dividends paid                                                         (1,222)             (960)
                 Cash in lieu of fractional shares                                               (8)               (7)
----------------------------------------------------------------------------------------------------------------------
                         Net Cash Provided By Financing Activities                           33,055            19,772
----------------------------------------------------------------------------------------------------------------------

                          Net Increase (Decrease) in Cash and Cash Equivalents                8,024            (1,984)
                          Cash and Cash Equivalents, Beginning of Period                     33,001            27,850
----------------------------------------------------------------------------------------------------------------------
                          Cash and Cash Equivalents, End of Period                         $ 41,025          $ 25,866
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:
                 Interest paid                                                             $  9,652          $  9,568
                 Income taxes paid                                                            1,554               951

Supplemental Disclosures of Investing and Financing Activities:
                 Transfers from loans to other real estate owned                                  0               481


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

     Results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

     Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued in June 1999. SFAS No. 137 delays the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. This delay was due to the complexity of implementing this standard along with Year 2000 considerations. Vista is currently in the process of evaluating the provisions of SFAS No. 137.

Note 3. Earnings per Share

     Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the stock dividends declared as of April 1999 and May 1998.

Vista Bancorp, Inc. and Subsidiaries


     On April 16, 1999, Vista declared a 5 percent stock dividend to shareholders' of record May 3, 1999 and payable May 21, 1999. Following payment of this dividend, Vista had approximately 4.8 million shares outstanding. Earnings per share, weighted average shares outstanding and all per share amounts have been restated in the accompanying financial statements, to reflect this dividend. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 16, 1999.

     On May 15, 1998, Vista declared a 10 percent stock dividend to shareholders' of record as of June 1, 1998 and payable June 10, 1998. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price of the stock on May 15, 1998.

Note 4. Other Comprehensive Income

     Vista held securities classified as available for sale, which experienced net unrealized pre-tax decreases in value of $5.936 million during the six-month period, ended June 30, 1999. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

(Amounts in thousands)                                      Before-Tax           Tax            Net-of-Tax
                                                              Amount           (Benefit)          Amount
Unrealized losses on securities:
     Unrealized holding losses arising during period         $(5,848)          $(1,557)          $(4,291)
     Less: reclassification adjustment for gains realized         88                24                64
           in net income                                     -------------------------------------------
Net unrealized loss                                           (5,936)           (1,581)           (4,355)
Other comprehensive income                                   -------------------------------------------
                                                             $(5,936)          $(1,581)          $(4,355)
                                                             ===========================================

Vista Bancorp, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Forward Looking Statements" in Vista's Annual Report and Form 10-K for the year-ended December 31, 1998.

Recent Development

     In March 1999, Vista expanded its presence in Pennsylvania, through its affiliate Twin Rivers Community Bank, with the addition of two branches in Bethlehem, Pennsylvania. The Westgate office located at 2400 Schoenersville Road and the Route 191 office located at 3815 Linden Street increased the number of branch offices in Pennsylvania to six.

     These branches were acquired without deposits and consequently they are not expected to break-even for a period of twelve to eighteen months which is consistent with Vista's historical experience with similar expansion efforts.

     On a consolidated basis, Vista Bancorp now operates fifteen full service branch locations in Pennsylvania and New Jersey.


Results of Operations for the periods ended June 30, 1999 and June 30, 1998

Earnings Summary

     Vista Bancorp, Inc reported an 11 percent increase in net income to $1.482 million or $.31 per diluted share for the quarter ended June 30, 1999, compared to $1.336 million or $.28 per diluted share for the comparable period in 1998. For the six months ended June 30, 1999, net income increased 18 percent to $2.955 million or $.61 per diluted share compared to $2.506 million or $.52 per share for the comparable period in 1998.

     The increase in net income for the quarter continued to be driven by net interest income, as Vista capitalized on a growing balance sheet, an expanded net interest margin and strong business loan demand. In addition, other service charge income, consisting mainly of fee revenue earned from ATM operations and debit card usage, combined with gains on the sale of loans to offset a higher provision for loan losses and increased noninterest expenses.

     The second quarter of 1999 included the full impact of the two new full-service branches opened in the Bethlehem, Pennsylvania market. As Vista continues its focus on expanding its franchise, growing its balance sheet and expanding its product lines and revenue streams the costs of adding new branches and the related drag on earnings can be neutralized.

     Return on average assets was unchanged at 0.95 percent for the quarter ended June 30, 1999 and 1998. Return on average equity improved to 12.69 percent from 12.12 percent due to efficient capital management. For the six months ended June 30, 1999, return on average assets increased to 0.98 percent from 0.91 percent and average return on equity improved to 12.85 percent from 11.46 percent.

Vista Bancorp, Inc. and Subsidiaries


Net Interest Income

     Net interest income, on a tax-equivalent basis, increased 11 percent to $6.0 million for the quarter ended June 30, 1999 compared to $5.4 million for the quarter ended June 30, 1998. Tax-equivalent net interest income increased 12 percent to $11.7 million for the six months ended June 30, 1999 compared to $10.5 million for the comparable period in 1998. Growth in net interest income for both periods was due to higher levels of earning assets and a wider net interest margin.

     For the quarter ended June 30, 1999, interest-earning assets averaged $591.4 million, an increase of $55.1 million compared to $536.3 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest-earning assets averaged $574.7 million compared to $528.1 million for the comparable period in 1998. The increase in both periods was due to growth in commercial and consumer lending.

     The net interest margin increased to 4.07 percent for the quarter ended June 30, 1999 from 4.01 percent one year earlier. For the six months ended June 30, 1999, the margin also showed improvement to 4.11 percent from 4.01 percent in 1998.

     Vista has followed a strategy of changing the asset mix of its balance sheet to one that emphasizes commercial and consumer lending. These products generally carry higher yields and greater credit risk exposure. Recently, the favorable interest environment has enabled Vista to re-price a significant portion of its funding base to lower rates. Collectively, these actions and conditions have combined to expand the net interest margin.

     The average yield on interest-earning assets decreased 23 basis points to
7.44 percent for the quarter ended June 30, 1999 and decreased 18 basis points to 7.49 percent for the six months ended June 30, 1999, reflecting a lower interest rate environment. However, an improved mix, emphasizing consumer and commercial loans, and an increased volume of earning assets produced $1.2 million in additional interest income during the first six months of 1999, despite a lower rate environment.

     The cost of funding this asset growth, as measured by the ratio of interest expense to interest earning assets, decreased 29 basis points to 3.37 percent for the quarter ended June 30, 1999 and 28 basis points to 3.39 percent for the six months ended June 30, 1999. In the first half of 1999, Vista experienced an increase of $36.5 million in interest-bearing liabilities while reducing the average rate paid on those liabilities by 30 basis points to 3.94 percent. In addition, growth in noninterest bearing demand accounts tied to commercial loans combined with an increase in capital to improve the cost of funding the balance sheet.

Provision for Loan Loss

     The provision for loan losses increased $57 thousand to $252 thousand for the quarter and increased $87 thousand to $477 thousand for the six months ended June 30, 1999 compared to a year ago. While the quality of the loan portfolio remains satisfactory, the increased provision reflects strong loan growth in the commercial portfolio.

Vista Bancorp, Inc. and Subsidiaries


     The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended June 30, 1999 and 1998, are also reflected.

     The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

VISTA BANCORP, INC. AND SUBSIDIARIES

Consolidated Average Balances, Net Interest Income and Average Rates

(Tax-equivalent Basis)

                                                                                          Six Months Ended June 30,
                                                                                     1999                         1998
                                                                      -----------------------------------------------------------
                                                                      Average                Average    Average           Average
                                                                      Balances      Interest  Rates     Balances Interest  Rates
Amounts in thousands (except percentages)                                             (1)      (2)                  (1)     (2)

Assets
Federal funds sold and securities purchased
   under agreements to resell                                          $8,024         $189    4.75%      $6,490    $180    5.59%
Short-term investments                                                  3,466           79    4.60%       4,731     122    5.20%
---------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                     11,490          268    4.70%      11,221     302    5.43%
---------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                        10,827          320    5.96%      17,029     520    6.16%
  U.S. Government agencies
    and corporations                                                  118,522        3,673    6.25%     125,284   4,041    6.50%
  States and other political subdivisions (3)                          37,206        1,261    6.83%      29,438     976    6.69%
  Other                                                                19,479          632    6.54%      15,620     488    6.30%
---------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                                186,034        5,886    6.38%     187,371   6,025    6.48%
---------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:(4)
  Mortgage                                                            135,022        5,076    7.58%     134,725   5,088    7.62%
  Commercial                                                          145,549        6,255    8.67%     107,579   5,124    9.60%
  Consumer                                                             96,556        3,856    8.05%      87,189   3,557    8.23%
---------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                                     377,127       15,187    8.12%     329,493  13,769    8.43%
---------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                               574,651       21,341    7.49%     528,085  20,096    7.67%
---------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                20,077                            17,160
Allowance for loan losses                                              (4,724)                           (4,237)
Other assets                                                           15,692                            14,972
---------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                             31,045                            27,895
---------------------------------------------------------------------------------------------------------------------------------
                Total Assets                                         $605,696                          $555,980
==================================================================================================================================


Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                              $83,031         $748    1.82%     $76,078    $819    2.17%
  Savings                                                             137,171        2,033    2.99%     126,604   1,915    3.05%
  Time                                                                200,994        5,156    5.17%     194,920   5,271    5.45%
  Time deposits $100,000 and over                                      46,428        1,150    4.99%      44,017   1,232    5.64%
---------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                 467,624        9,087    3.92%     441,619   9,237    4.22%
---------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                       20,274          388    3.86%      12,142     269    4.47%
  Long-term debt                                                        5,409          161    6.00%       3,088      96    6.27%
---------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                          25,683          549    4.31%      15,230     365    4.83%
---------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                          493,307        9,636    3.94%     456,849   9,602    4.24%
---------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                    61,833                            51,730

Other liabilities                                                       4,180                             3,311
---------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                        66,013                            55,041
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                                   46,376                            44,090
---------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity            $605,696                          $555,980
=================================================================================================================================

Interest Income/Earning Assets                                                      21,341    7.49%              20,096    7.67%
---------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                                      9,636    3.38%               9,602    3.66%
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                                 $11,705    4.11%             $10,494    4.01%
---------------------------------------------------------------------------------------------------------------------------------

(1)  Interest on loans includes fee income.

(2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.

(3) Tax-equivalent adjustments were $431 thousand for 1999 and $320 thousand for 1998.

(4)  Includes nonaccrual loans.

(5) Net interest income as a percent of interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES
Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)

                                                                        Six Months Ended June 30,

                                                                              1999 vs. 1998
                                                                 ------------------------------------------
                                                                           Increase (Decrease)

                                                                           Due to Changes in:
                                                                 ------------------------------------------
                                                                  Total          Average           Average
Amounts in thousands                                             Change(1)       Volume             Rate
-----------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                              $    9           $    39           $   (30)
Short-term investments                                             (43)              (29)              (14)
----------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                 (34)               10               (44)
----------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                   (200)             (183)              (17)
  U.S. Government agencies and corporations                       (368)             (209)             (159)
  States and other political subdivisions                          285               264                21
  Other                                                            144               125                16
----------------------------------------------------------------------------------------------------------
      Total Securities                                            (139)               (3)             (139)
----------------------------------------------------------------------------------------------------------


Loans, net of unearned income:(2)
  Mortgage                                                         (12)               11               (23)
  Commercial                                                     1,131             1,634              (503)
  Consumer                                                         299               374               (75)
----------------------------------------------------------------------------------------------------------
      Total Loans                                                1,418             2,019              (601)
----------------------------------------------------------------------------------------------------------
          Total Interest Income                                  1,245             2,026              (784)
----------------------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                           (71)               63              (134)
  Savings                                                          118               157               (39)
  Time                                                            (115)              156              (271)
  Time deposits $100,000 and over                                  (82)               59              (141)
----------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                             (150)              435              (585)
----------------------------------------------------------------------------------------------------------

  Borrowed funds                                                   119               155               (36)
  Long-term debt                                                    65                69                (4)
----------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                      184               224               (40)
----------------------------------------------------------------------------------------------------------
          Total Interest Expense                                    34               659              (625)
----------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)       $1,211           $ 1,367           $  (159)
----------------------------------------------------------------------------------------------------------


(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

Vista Bancorp, Inc. and Subsidiaries


Noninterest Income

     Noninterest income increased 21 percent to $1.1 million for the quarter ended June 30, 1999, compared to $912 thousand for the quarter ended June 30, 1998. This increase was due to incremental increases in gains on SBA loan sales, service charges on deposits, loan-related fee income and ATM user fees offset in part by reduced levels of security gains. Excluding gains on securities and loan sales, noninterest income increased 29 percent to $957 thousand.

     Net gains on sales of loans increased $119 thousand to $134 thousand for the quarter ended June 30, 1999, due to gains on the sale of the guaranteed portion of Small Business Administration (SBA) loans plus $50 thousand from the sale of a mortgage loan-servicing asset. There can be no assurance that gains recognized in prior periods will continue in future periods or that there will not be significant inter-period variations in the results of such activities.

     Service charges on deposits increased 18 percent to $475 thousand for the quarter ended June 30, 1999 due to an increase in service charge pricing and a higher level of overdraft fees.

     Other service charge income increased $165 thousand to $384 thousand for the quarter ended June 30, 1999 due to loan-related fee income, ATM usage fees, and debit card transaction income. Loan-related fees consisted of $109 thousand in third-party mortgage origination fees plus commercial loan fees, application fees and consumer group life commission income.

     Other income sources totaled $98 thousand for the quarter ended June 30, 1999 compared to $117 thousand one year ago. This consisted primarily of Trust department income, commissions on mutual fund and annuity sales and safe deposit box rental fees offset partially by losses on the sale of ORE properties.

     Net gains on the sale of securities totaled $17 thousand for the quarter ended June 30, 1999 compared to $157 thousand a year ago. Security gains recognized in 1998 were due to a strategy of selling high coupon fixed rate and certain adjustable rate mortgage securities deemed susceptible to expected higher prepayment levels. The proceeds were reinvested into tax-exempt and corporate debt securities that offered call protection in lower interest rate environments.

     For the six months ended June 30, 1999, noninterest income increased 38 percent to $2.2 million from $1.6 million. This increase was due to gains on loan sales, loan-related fee income, ATM fee income and debit card income, increased service charges on deposits, trust department income and mutual fund and annuity sales commissions offset in part by lower levels of security gains. Excluding gains on sales of securities and loans, noninterest income increased 36 percent to $1.9 million for the six months ended June 30, 1999.

     Gains on the sale of loans during this period increased $230 thousand to $245 thousand due primarily to the sale of the guaranteed portion of SBA loans. Loan-related fees increased $199 thousand to $443 thousand for the six months ended June 30, 1999, due primarily to a $115 thousand increase in third-party mortgage origination fees. ATM usage fees and debit card income, increased $125 thousand to $193 thousand for the first half of 1999. Trust department income increased $45 thousand to $161 thousand for the six months ended June 30, 1999 due to a $15 million increase in assets under management and market appreciation. Commissions on mutual fund and annuity sales increased $23 thousand to $64 thousand for the first half of 1999.

Vista Bancorp, Inc. and Subsidiaries


     Gains on the sales of securities totaled $88 thousand for the six months ended June 30, 1999 compared to $207 thousand a year ago. In 1998, security gains were due to the sales of high coupon fixed and adjustable rate mortgage securities which were likely to experience high prepayment levels. The proceeds were reinvested into corporate debt and tax-exempt municipal securities with call protection.

Noninterest Expense

     Noninterest expenses increased 13 percent to $4.5 million for the quarter ended June 30, 1999 compared to $4.0 million for the comparable quarter in 1998. For the six months ended June 30, 1999, noninterest expense increased 13 percent or $1.0 million to $8.8 million. The higher expenses were due to the branch network expansion, technology enhancements and incremental expenses related to loan and deposit growth.

     Salaries and benefits expense, the largest portion of noninterest expense, increased 10 percent to $2.3 million for the quarter ending June 30, 1999 compared to $2.1 million for the quarter ending June 30, 1998. For the six months ended June 30, 1999 salary and benefits expense increased 10 percent to $4.5 million from $4.1 million in 1998. Separately, salary expense increased 8 percent to $3.5 million for the six months ending June 30, 1999 due to the addition of personnel at the two new branches, annual merit increases and additional positions in marketing, lending and technology related support functions. Also, pension expense accruals increased $101 thousand compared to the six months ended June 30, 1998.

     Occupancy expense increased 25 percent to $425 thousand for the quarter ending June 30, 1999. For the six months ended June 30, 1999, occupancy expense increased 29 percent to $869 thousand. The increase for both periods was attributed to the added lease expense on the two new branches, and increased rental charges for a new and larger facility that will house the relocated trust department and corporate marketing functions.

     Furniture and equipment expense increased 18 percent to $547 thousand for the quarter ending June 30, 1999. For the six months ended June 30, 1999, furniture and equipment expense increased 17 percent to $1.078 million from $922 thousand in 1998. The increase for both periods was due to increased technology related equipment lease costs as Vista moves toward leasing equipment rather than buying plus increased telephone expenses offset in part by reduced equipment and depreciation expenses.

     Other operating expenses increased 16 percent to $1.267 million for the quarter ended June 30, 1999 compared to $1.019 million for the comparable quarter in 1998. ORE property expenses, including real-estate taxes and utilities, increased $56 thousand to $92 thousand for the quarter ended June 30, 1999 compared to $36 thousand for the comparable period in 1998. Fees and services purchased increased $42 thousand to $103 thousand for the quarter ended June 30, 1999 due to loan operational consultant fees, professional fees, outsourcing of the stock transfer function and annual proxy related expenses.

     For the six months ended June 30, 1999, other operating expenses increased 10 percent to $2.3 million due to increases in ORE property expenses, electronic
(ATM) banking fees, volume related loan fees, and incremental operating expenses attributed to branch expansion.

Vista Bancorp, Inc. and Subsidiaries


     ORE property expenses increased $68 thousand to $129 thousand for the six months ended June 30, 1999 compared to $61 thousand for the comparable period in 1998. This included real-estate taxes and utility expenses on ORE properties. ATM related fees increased $61 thousand to $90 thousand for the first half of 1999. Volume driven loan expenses increased $31 thousand to $252 thousand for the six months ended June 30, 1999 compared to $221 thousand for the comparable period in 1998.

     The effective tax rate decreased to 29.8 percent for the quarter ended June 30, 1999 compared to 30.6 percent for the comparable quarter 1998. For the six months ended June 30, 1999, the effective tax rate decreased to 30.6 percent due to increased investments in tax-exempt municipal securities.

Readiness for Year 2000

     As the Year 2000 approaches, Vista Bancorp has undertaken initiatives to address the Year 2000 problem, as more fully described in the 1998 Annual Report. As of June 30,1999 Vista has completed testing of all mission critical systems and continues to perform due diligence with its key vendors and material customers. Further, Vista has developed a comprehensive business resumption contingency plan to be implemented in the event of unforeseen minor failures and has been engaged in an on going customer awareness program.

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

Vista Bancorp, Inc. and Subsidiaries


Financial Condition - June 30, 1999 versus December 31, 1998

     Total consolidated assets increased $31.7 million to $624.7 million at June 30, 1999, compared to $593.0 million at December 31, 1998. Asset growth was driven by commercial loans, short-term investments, federal funds sold and securities available for sale. Funding was provided by time deposits, savings and money market deposits, borrowed funds and long-term debt.

     Total loans increased $18.2 million to $387.7 million at June 30, 1999, compared to $369.5 million at year-end 1998. This growth was due to commercial loans and increased home equity loan origination, while mortgage loans declined by design. For the first half of 1999, mortgage loans were originated on behalf of third party vendors in exchange for fee income rather than for retention in the loan portfolio. As of June 30, 1999, the loan portfolio consisted of 40 percent commercial loans, 34 percent mortgage loans and 26 percent consumer loans. At year-end 1998, the portfolio consisted of 37 percent commercial loans, 37 percent mortgage loans, and 26 percent consumer loans.

     Short-term investments and federal funds sold increased $11.5 million to $20.9 million at June 30, 1999 compared to $9.4 million at year-end 1998. These balances provide liquid funds for investment as opportunities arise in a rising rate environment.

     Securities available for sale increased $4.1 million to $184.3 million at June 30, 1999, compared to $180.2 million at December 31, 1998. The increase was due to $52.6 million in purchases offset in part by $25.2 million in maturities and principal prepayments, $17.1 million in sales, and $5.9 million of depreciation in the market value of the portfolio due to rising rates.

     At June 30, 1999, total deposits equaled $547.2 million, an increase of $24.5 million from December 31, 1998. This incremental growth consisted of $21.2 million in time deposits and $8.4 million in savings and money market deposits offset in part by the $5.1 million decrease in demand deposits. Deposit concentrations remained virtually unchanged from year-end 1998 with 47 percent time deposits, 27 percent demand deposits, and 26 percent savings and money market deposits.

     Borrowed funds and long-term debt increased $9.7 million to $29.6 million at June 30, 1999. This increase was due to a $10 million wholesale borrowing transaction undertaken to fund security purchases, which was partially offset by a decline in overnight repurchase account balances.

Non-performing Assets

     At June 30, 1999, non-performing assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $2.40 million, a decrease of $600 thousand or 20 percent from December 31, 1998. This decrease may be attributed to the sale of several ORE properties combined with write-downs of several ORE properties. The ratio of non-performing assets to total loans and ORE declined to 0.63 percent at June 30, 1999 from 0.82 percent at the end of 1998.

Vista Bancorp, Inc. and Subsidiaries


     Commercial nonaccrual loans increased to 62 percent of total nonaccrual loans at June 30, 1999 from 55 percent at December 31, 1998, while nonaccrual residential mortgage loans decreased to 26 percent from 31 percent. Consumer nonaccrual loans decreased to 12 percent of total nonaccrual loans at June 30, 1999 from 14 percent at December 31, 1998.


  Amounts in thousands                                June 30, 1999      December 31, 1998    June 30, 1998
----------------------                                -------------      -----------------    -------------
Non-performing loans                                     $1,877              $1,930              $2,430
Other real estate owned                                     554               1,112               1,136
                                                         ------              ------              ------
Total non-performing assets                               2,431               3,042               3,566

Loans past due 90 days and on accrual status             $   36              $  160              $  110

     Impaired loans are those loans in which management doubts that the collection of principal and interest, will be in accordance with the original contract terms. Vista considers impaired loans to include all non-performing loans in addition to those loans, which are determined to be impaired, based on individual review of impaired loans above $75 thousand. At June 30, 1999, total impaired loans equaled $2.7 million, of which $1.9 million are non-performing loans.

Allowance for Loan Losses

     The allowance for loan losses increased to $4.9 million at June 30, 1999, from $4.3 million at June 30, 1998. The allowance equaled 1.26 percent of total loans at June 30, 1999 and 1.27 percent at June 30, 1998. The provision for loan losses equaled $252 thousand for the quarter ended June 30, 1999 compared to $195 thousand for the quarter ended June 30, 1998, while charge-offs, net of recoveries, totaled $103 thousand for the quarter ended June 30, 1999 and $33 thousand for the quarter ended June 30, 1998. The allowance for loan losses as a percentage of non-performing assets equaled 200 percent at June 30, 1999 and 122 percent at June 30, 1998.

     For the six months ended June 30, 1999, the provision for loan losses equaled $477 thousand, an increase of $87 thousand or 22 percent compared to $390 thousand for the comparable period in 1998. This increase was due to the growth in commercial loans originated over the past year. Net charge-offs totaled $130 thousand through June 30, 1999 compared to $205 thousand through June 30, 1998.

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

Vista Bancorp, Inc. and Subsidiaries


                                                      For The Six Months Ended
                                                               June 30,
Amounts in thousands                                    1999            1998
--------------------                                  --------      -----------
Average loans outstanding                             $377,127      $   329,493
Total loans at end of period                           387,676          342,415

Allowance for loan losses:
  Balance at beginning of period                         4,524            4,148
      Charge-offs:
          Commercial                                        74              135
          Real estate - mortgage                             1             --
          Installment                                      101              122
                                                      --------      -----------
             Total charge-offs                             176              257
      Recoveries:
          Commercial                                        12               22
          Real estate - mortgage                            13             --
          Installment                                       21               30
                                                      --------      -----------
             Total charge-offs                              46               52
                                                      --------      -----------
      Net charge-offs:                                     130              205
      Provision for loan losses                            477              390
                                                      --------      -----------
  Balance at end of period                            $  4,871      $     4,333

Net charge-offs as a percent of average                   0.03%            0.06%
  loans outstanding during period
Allowance for loan losses as a percent                    1.26%            1.27%
  of total loans


Liquidity

     At June 30, 1999, cash and cash equivalents equaled $41.0 million representing an increase of $8.0 million from the $33.0 million in cash and cash equivalents at December 31, 1998.

     Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $8.0 million increase in cash and cash equivalents was attributed to combined net cash flows provided by operating and financing activities totaling $36.8 million, offset by investing activities of $28.8 million.

     At June 30, 1999, net cash provided by operating activities equaled $3.8 million, and consisted of net income adjusted for noncash charges and a net increase in other assets and other liabilities.

     Net cash used in investing activities totaled $28.8 million and consisted of $52.6 million of security purchases and a $19.7 million net increase in loans funded in part by $44.0 million of proceeds received through maturities and sales of investment securities and loans.

     Net cash provided by financing activities totaled $33.0 million as net deposit growth of $24.5 million combined with $7.2 million in borrowed funds and $2.5 million in long-term debt to offset cash dividends paid and share repurchases.

Vista Bancorp, Inc. and Subsidiaries


Capital Resources

     At June 30, 1999 total shareholders' equity equaled $44.4 million, a decrease of $2.4 million from the $46.8 million in shareholders' equity at December 31, 1998. Changes in shareholders' equity included $3.0 million in net income, $539 thousand in capital raised primarily through the dividend reinvestment plan offset by a $4.4 million reduction in the market value adjustment recorded for the available for sale portfolio, cash dividends paid of $1.2 million and $389 thousand in share repurchases. Vista's dividend payout ratio equaled 41.35 percent for the six months ended June 30, 1999 compared to
38.3 percent in 1998.

     At June 30, 1999, Vista had a $2.8 million unrealized loss recorded for the available for sale portfolio compared to a $1.6 million unrealized gain at December 31, 1998. The $4.4 million depreciation in the market value of the securities was due to the increase in absolute market interest rates at June 30, 1999 versus December 31, 1998.

     During the first quarter 1999, the Board of Directors authorized the extension of Vista's existing stock repurchase program by an additional 100,000 shares or approximately 2 percent of total shares outstanding. Such purchases will be conducted pursuant to section 10b-18 from time to time in open market transactions in the discretion of management over a twelve to eighteen month time frame. All shares repurchased are expected to be retired. As of July 31, 1999, ten thousand shares had been repurchased under the augmented program. As of July 31, 1999, a total of 110 thousand shares had been repurchased at a cost of $2.2 million.

     Vista maintained a Tier I risk-based capital ratio of 12.30 percent and a total risk-based capital ratio of 13.55 percent at June 30, 1999, compared to
12.76 percent and 14.01 percent, respectively, at December 31, 1998. Vista maintained a leverage capital ratio of 7.55 percent at June 30, 1999 and 7.73 percent at December 31, 1998.

Vista Bancorp, Inc. and Subsidiaries


Part II   Other Information

Item 1.   Legal Proceedings                    Not Applicable

Item 2.   Changes in Securities                Not Applicable

Item 3.   Defaults Upon Senior Securities      Not Applicable

Item 4.   Submission of Matters to a Vote of
             Security Holders

          The annual meeting of shareholders was held on Thursday, April 22,
          1999

          The following Class A directors, whose terms expire in 2002, were re-elected based on the following votes:

                                           For            Against
                                        ---------         -------
                  Barbara Harding       3,391,295          7,495
                  Mark A. Reda          3,391,295          7,495
                  J. Marshall Wolff     3,390,195          8,595

          The following Class B directors terms continue until 2000:

                  Harold J. Curry
                  Dale F. Falcinelli
                  Barry L. Hajdu
                  Marc S. Winkler

          The following Class C directors terms continue until 2001:

                  Richard A. Cline
                  James T. Finegan, Jr.
                  David L. Hensley

          The shareholders approved the ratification of Rudolph, Palitz LLP as independent auditors for the year 1999 by the following vote:

                                           For            Against
                                        ---------         -------
                                        3,382,954         13,308

          The shareholders also approved the 1999 Employee Stock Purchase Plan by the following vote:

                                           For            Against
                                        ---------         -------
                                        3,382,954         13,308


Item 5.   Other Information             Not Applicable

Vista Bancorp, Inc. and Subsidiaries


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

         None.

Vista Bancorp, Inc. and Subsidiaries


                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




 Vista Bancorp, Inc.
 -------------------
 (Registrant)



Dated:  August 13, 1999
        ---------------

                                              By  /s/ William F. Keefe
                                                  ------------------------------

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

Vista Bancorp, Inc. and Subsidiaries


                                INDEX TO EXHIBITS


Item Number       Description                                       Page

  27              Financial Data Schedules ..........................24