Form 10-Q
period 1999-09-30
VISTA BANCORP INC
filed 1999-11-15
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ________________

Commission file number                    0-21264
                      ------------------------------------------------

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of October 29, 1999, there were 4,801,484 shares of $.50 par value Common Stock outstanding.

                               VISTA BANCORP, INC.
                                    Form 10-Q

                     For the period ended September 30, 1999

                                      Index

                                                                            Page
Part I   Financial Information

Item 1.  Financial Statements:

            Consolidated Balance Sheets - September 30, 1999
             and December 31, 1998............................................ 3

            Consolidated Statements of Income - Three Months and Nine Months
             Ended September 30, 1999 and 1998.................................4

            Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 1999 and 1998.................................5

            Notes to Consolidated Financial Statements ........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8

Part II  Other Information

Item 1.  Legal Proceedings....................................................20

Item 2.  Changes in Securities ...............................................20

Item 3.  Defaults Upon Senior Securities .....................................20

Item 4.  Submission of Matters to a Vote of Security Holders..................20

Item 5.  Other Information....................................................20

Item 6.  Exhibits and Reports on Form 8-K.....................................20

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,    December 31,
Amounts in thousands (except per share and share data)                                             1999            1998
---------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
      Cash and due from banks                                                                   $  22,869       $  23,584
      Federal funds sold                                                                               --           7,000
      Short-term investments                                                                          522           2,417
---------------------------------------------------------------------------------------------------------------------------
           Total Cash and Cash Equivalents                                                         23,391          33,001
---------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $212,189 and $178,040 in 1999
  and 1998, respectively)                                                                         207,601         180,163
---------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
      Mortgage                                                                                    131,023         137,538
      Commercial                                                                                  167,530         136,449
      Consumer                                                                                    104,866          95,539
---------------------------------------------------------------------------------------------------------------------------
           Total Loans                                                                            403,419         369,526
      Allowance for loan losses                                                                    (5,105)         (4,524)
---------------------------------------------------------------------------------------------------------------------------
           Total Net Loans                                                                        398,314         365,002
---------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                              7,076           6,851
Accrued interest receivable                                                                         3,773           3,133
Other assets                                                                                        6,095           4,896
---------------------------------------------------------------------------------------------------------------------------
           Total Assets                                                                         $ 646,250       $ 593,046
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:
      Demand:
           Noninterest-bearing                                                                  $  62,593       $  67,477
           Interest-bearing                                                                        84,104          84,574
      Savings                                                                                     142,993         132,439
      Time                                                                                        262,380         238,252
---------------------------------------------------------------------------------------------------------------------------
           Total Deposits                                                                         552,070         522,742
---------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                     37,213          16,963
Long-term debt                                                                                      8,500           3,000
Accrued interest payable                                                                            1,611           1,383
Other liabilities                                                                                   2,117           2,122
---------------------------------------------------------------------------------------------------------------------------
           Total Liabilities                                                                      601,511         546,210
---------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
      Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
           4,806,484 and 4,577,888 at September 30, 1999 and December 31, 1998, respectively        2,403           2,289
      Paid-in capital                                                                              26,499          22,359
      Retained earnings                                                                            19,159          20,622
      Accumulated other comprehensive income                                                       (3,322)          1,566
---------------------------------------------------------------------------------------------------------------------------
           Total Shareholders' Equity                                                              44,739          46,836
---------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity                                       $ 646,250       $ 593,046
===========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
Amounts in thousands (except per share and share data)                 1999              1998             1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
   Interest and fees on loans                                      $     8,066       $     7,273      $    23,212      $    21,019
   Interest on federal funds sold                                          116                49              305              229
   Interest on short-term investments                                       25                53              105              175
   Interest on securities:
      Taxable                                                            2,618             2,428            7,242            7,476
      Nontaxable                                                           463               400            1,334            1,080
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                         11,288            10,203           32,198           29,979
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
      Interest on deposits                                               4,799             4,716           13,887           13,953
      Interest on borrowed funds                                           255               164              642              433
      Interest on long-term debt                                           144                47              305              143
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                         5,198             4,927           14,834           14,529
------------------------------------------------------------------------------------------------------------------------------------
             Net Interest Income                                         6,090             5,276           17,364           15,450
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                  286               195              763              585
------------------------------------------------------------------------------------------------------------------------------------
             Net Interest Income After Provision for Loan Losses         5,804             5,081           16,601           14,865
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
      Service charges on deposit accounts                                  479               444            1,406            1,254
      Other service charges                                                296               215            1,023              590
      Net gains (losses) on sales of securities                            (78)               31               10              238
      Net gains on sales of loans                                           82                --              326               15
      Trust income                                                          76                63              236              178
      Other income                                                          72                64              168              174
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest Income                                         927               817            3,169            2,449
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
      Salaries and benefits                                              2,157             2,088            6,652            6,162
      Occupancy expense                                                    439               354            1,308            1,029
      Furniture and equipment expense                                      560               404            1,638            1,327
      Other expense                                                      1,098               965            3,439            3,075
------------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest Expense                                      4,254             3,811           13,037           11,593
------------------------------------------------------------------------------------------------------------------------------------
             Income Before Provision for Income Taxes                    2,477             2,087            6,733            5,721

Provision for Income Taxes                                                 748               625            2,049            1,753
------------------------------------------------------------------------------------------------------------------------------------
             Net Income                                            $     1,729       $     1,462      $     4,684      $     3,968
------------------------------------------------------------------------------------------------------------------------------------

             Earnings per Share (Basic and Diluted)                $      0.36       $      0.30      $      0.97      $      0.82
------------------------------------------------------------------------------------------------------------------------------------

             Weighted Average Number of Common Shares Outstanding    4,808,072         4,841,459        4,808,543        4,828,683
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended September 30,
Amounts in thousands                                                      1999                  1998
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activites:
   Net Income                                                           $  4,684              $  3,968
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                         719                   789
       Provision for loan losses                                             763                   585
       Increase in accrued interest receivable                              (640)                 (475)
       Increase in accrued interest payable                                  228                   101
       Net change in other assets and other liabilities                      676                   193
       Net amortization of premium on securities                             358                   464
       Net gains on sales of securities                                      (10)                 (238)
       Net gains on sales of loans                                          (326)                  (15)
--------------------------------------------------------------------------------------------------------
                Net Cash Provided By Operating Activities                  6,452                 5,372
--------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Proceeds from maturities of securities available for sale              31,155                43,320
   Proceeds from sales of securities available for sale                   24,376                39,180
   Purchases of securities available for sale                            (90,029)              (81,912)
   Net increase in loans                                                 (40,155)              (40,078)
   Proceeds from sale of loans                                             6,304                   999
   Net capital expenditures                                                 (880)                 (433)
--------------------------------------------------------------------------------------------------------
                Net Cash Used In Investing Activities                    (69,229)              (38,924)
--------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
   Net increase in demand and savings deposits                             5,200                13,303
   Net increase in time deposits                                          24,128                 6,067
   Net increase in borrowed funds                                         20,250                12,043
   Net increase (decrease) in long-term debt                               5,500                (1,222)
   Net proceeds from issuance of common stock                                831                 1,218
   Purchases of treasury stock                                              (840)               (1,018)
   Cash dividends paid                                                    (1,894)               (1,510)
   Cash in lieu of fractional shares                                          (8)                   (7)
--------------------------------------------------------------------------------------------------------
                Net Cash Provided By Financing Activities                 53,167                28,874
--------------------------------------------------------------------------------------------------------

                  Net Decrease in Cash and Cash Equivalents               (9,610)               (4,678)
                  Cash and Cash Equivalents, Beginning of Period          33,001                27,850
--------------------------------------------------------------------------------------------------------
                  Cash and Cash Equivalents, End of Period              $ 23,391              $ 23,172
========================================================================================================

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                        $ 14,606              $ 14,428
   Income taxes paid                                                       2,397                 1,855

Supplemental Disclosures of Investing and Financing Activities:
   Transfers from loans to other real estate owned                             0                   537

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

      Results of operations for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

      Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued in June 1999. SFAS No. 137 delays the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. This delay was due to the complexity of implementing this standard along with Year 2000 considerations. Vista is currently in the process of evaluating the provisions of SFAS No. 133.

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

Note 4. Other Comprehensive Income

      Vista held securities classified as available for sale, which experienced net unrealized pre-tax depreciation in value of $6.711 million during the nine-month period, ended September 30, 1999. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

                                                      Before-Tax        Tax      Net-of-Tax
(Amounts in thousands)                                  Amount       (Benefit)     Amount
Unrealized losses on securities:
  Unrealized holding losses arising during period    $  (6,701)     $ (1,820)    $(4,881)
  Less: reclassification adjustment for gains
    realized in net income                                  10             3           7
                                                     --------------------------------------
Net unrealized loss                                     (6,711)       (1,823)     (4,888)
                                                     --------------------------------------
Other comprehensive income                           $  (6,711)     $ (1,823)    $(4,888)
                                                     ======================================

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

      These branches were acquired without deposits and consequently are not expected to reach break-even profitability for a period of twelve to eighteen months which is consistent with Vista's historical experience with similar branch expansion efforts.

      On a consolidated basis, Vista Bancorp now operates fifteen full service branch locations in Pennsylvania and New Jersey.

Results of Operations for the periods ended September 30, 1999 and September 30, 1998

Earnings Summary

      For the third quarter ended September 30, 1999, Vista Bancorp, Inc. reported an 18 percent increase in net income to $1.73 million or $.36 per diluted common share compared to $1.46 million or $.30 per diluted share for the comparable period in 1998. Continued improvement in net interest income and solid growth in noninterest income sources outpaced higher operating expenses and an increase in the provision for loan losses. The return on average assets improved to 1.07 percent and return on average equity increased to 14.35 percent during the third quarter of 1999.

      For the nine months ended September 30, 1999, net income of $4.68 million, or $.97 per diluted common share, is up 18 percent over the comparable nine-month period of 1998. Net interest income continues to be the primary driver behind the earnings improvement. Vista's ability to consistently grow and expand its franchise geographically has enabled it to increase the size of the balance sheet and change the mix of its earning assets and funding sources to expand its margins and drive revenue growth. Higher revenues, in the form of net interest income, gains generated from new business initiatives such as SBA lending, debit cards and asset management activities are closely correlated to the in growth operating expense levels.

      For the first nine months of 1999, return on average assets increased to
1.01 percent from .94 percent in 1998 and return on average equity improved to
13.36 percent in 1999 compared to 11.94 percent in 1998.

Net Interest Income

      Net interest income on a tax-equivalent basis increased 15 percent to $6.3 million for the quarter ended September 30, 1999 compared to $5.5 million for the comparable period in 1998. For the nine months ended September 30, 1999, net interest income, on a tax-equivalent basis, increased 13 percent to $18.0 million over the $16.0 million in the comparable period in 1998. An increase in average interest-earning assets and a wider net interest margin combined to drive the strong performance in the quarter and year-to-date periods.

      Interest-earning assets expanded significantly during 1999. Through the nine months ended September 30, 1999 average interest-earning assets increased 10 percent, or $53.6 million to $586.5 million, while the net interest margin expanded to 4.11 percent compared to 4.00 percent for the same nine-month period in 1998. On a linked-quarter basis, the net interest margin for the third quarter of 1999 compared favorably to the 4.07 percent average margin reported for the second quarter of 1999.

      It is Vista's strategic decision to shift its loan portfolio over time to a balanced distribution of commercial, consumer and mortgage lending combined with lower funding costs to expand the net interest margin.

      The tax-equivalent yield on interest-earning assets fell 16 basis points to 7.49 percent in the first nine months of 1999 compared to 7.65 percent for the same period one-year ago. The decrease is attributed to lower yields earned on investment securities, lower lending rates and heightened competitive pricing pressure in commercial lending. However, a more profitable mix of interest-earning assets more than offset the adverse impact of lower average yields to increase total interest income.

      The cost of funding the asset growth, as measured by the ratio of interest expense to average earning assets, declined to 3.38 percent for the quarter and nine months ended September 30, 1999. Growth in average balances of checking, savings and money market accounts and lower rates paid for time deposits reduced the cost of funds. For the nine months ended September 30, 1999, interest-bearing liabilities increased $44.1 million.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Vista's net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended September 30, 1999 and 1998, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid by Vista.

VISTA BANCORP, INC. AND SUBSIDIARIES

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

                                                                                Nine Months Ended September 30,
                                                                           1999                              1998
                                                            ----------------------------------------------------------------------
                                                             Average                  Average   Average                  Average
                                                            Balances      Interest     Rates    Balances    Interest      Rates
Amounts in thousands (except percentages)                                   (1)         (2)                   (1)          (2)
----------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and securities purchased
   under agreements to resell                               $   8,415    $     305     4.85%   $   5,499    $     229        5.57%
Short-term investments                                          2,807          105     5.00%       4,436          175        5.27%
----------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                             11,222          410     4.88%       9,935          404        5.44%
----------------------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                 9,971          438     5.87%      17,747          808        6.09%
  U.S. Government agencies
    and corporations                                          122,932        5,796     6.30%     123,128        5,903        6.41%
  States and other political subdivisions (3)                  37,920        1,931     6.81%      31,142        1,550        6.65%
  Other                                                        20,640        1,008     6.53%      14,931          766        6.86%
----------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                        191,463        9,173     6.41%     186,948        9,027        6.46%
----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
  Mortgage                                                    133,653        7,514     7.52%     135,581        7,699        7.59%
  Commercial                                                  151,679        9,844     8.68%     112,472        7,944        9.44%
  Consumer                                                     98,489        5,921     8.04%      87,986        5,412        8.22%
----------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                             383,821       23,279     8.11%     336,039       21,055        8.38%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-earning Assets                       586,506       32,862     7.49%     532,922       30,486        7.65%
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                        20,033                             17,420
Allowance for loan losses                                      (4,816)                            (4,292)
Other assets                                                   15,767                             15,518
----------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-earning Assets                     30,984                             28,646
----------------------------------------------------------------------------------------------------------------------------------
                Total Assets                                $ 617,490                          $ 561,568
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Demand                                                    $  83,948    $   1,148     1.83%   $  77,520    $   1,256        2.17%
  Savings                                                     139,257        3,115     2.99%     127,638        2,915        3.05%
  Time                                                        203,957        7,861     5.15%     196,253        8,007        5.45%
  Time deposits $100,000 and over                              48,095        1,763     4.90%      42,293        1,775        5.61%
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                         475,257       13,887     3.91%     443,704       13,953        4.20%
----------------------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                               21,614          642     3.97%      13,131          433        4.41%
  Long-term debt                                                7,110          305     5.74%       3,058          143        6.25%
----------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                  28,724          947     4.41%      16,189          576        4.76%
----------------------------------------------------------------------------------------------------------------------------------
          Total Interest-bearing Liabilities                  503,981       14,834     3.94%     459,893       14,529        4.22%
----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                            62,393                             53,388
Other liabilities                                               4,280                              3,872
----------------------------------------------------------------------------------------------------------------------------------
          Total Noninterest-bearing Liabilities                66,673                             57,260
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                           46,836                             44,415
----------------------------------------------------------------------------------------------------------------------------------
               Total Liabilities and Shareholders' Equity   $ 617,490                          $ 561,568
----------------------------------------------------------------------------------------------------------------------------------

Interest Income/Earning Assets                                              32,862     7.49%                   30,486        7.65%
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                             14,834     3.38%                   14,529        3.65%
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                       $  18,028     4.11%                $  15,957        4.00%
----------------------------------------------------------------------------------------------------------------------------------

(1)   Interest on loans includes fee income.
(2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
(3) Tax-equivalent adjustments were $664 thousand for 1999 and $507 thousand for 1998.
(4)   Includes nonaccrual loans.
(5) Net interest income as a percent of interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES

Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)

                                                            Nine Months Ended September 30,
                                                                    1999 vs. 1998
                                                            ------------------------------
                                                                 Increase (Decrease)
                                                                  Due to Changes in:
                                                            ------------------------------
                                                              Total    Average    Average
Amounts in thousands                                        Change(1)   Volume     Rate
------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                          $    76    $   108    $   (32)
Short-term investments                                          (70)       (61)        (9)
------------------------------------------------------------------------------------------
      Total Short-term Investments                                6         47        (41)
------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                (370)      (343)       (27)
  U.S. Government agencies and corporations                    (107)        (9)       (98)
  States and other political subdivisions                       381        344         37
  Other                                                         242        281        (39)
------------------------------------------------------------------------------------------
      Total Securities                                          146        273       (127)
------------------------------------------------------------------------------------------

Loans, net of unearned income:(2)
  Mortgage                                                     (185)      (108)       (77)
  Commercial                                                  1,900      2,587       (687)
  Consumer                                                      509        633       (124)
------------------------------------------------------------------------------------------
      Total Loans                                             2,224      3,112       (888)
------------------------------------------------------------------------------------------
          Total Interest Income                               2,376      3,432     (1,056)
------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                       (108)        98       (206)
  Savings                                                       200        261        (61)
  Time                                                         (146)       307       (453)
  Time deposits $100,000 and over                               (12)       228       (240)
------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                           (66)       894       (960)
------------------------------------------------------------------------------------------

  Borrowed funds                                                209        256        (47)
  Long-term debt                                                162        174        (12)
------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                   371        430        (59)
------------------------------------------------------------------------------------------
          Total Interest Expense                                305      1,324     (1,019)
------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)   $ 2,071    $ 2,108    $   (37)
------------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2)   Includes nonaccrual loans.

Noninterest Income

      Noninterest income is a key growth and investment area and one whose relative contribution Vista intends to expand over time. New business initiatives introduced over the last two years include, the establishment of a Small Business Administration (SBA) lending department to serve the needs of certain commercial borrowers, implementation of an ATM surcharging fee, rollout of an ATM/Debit card to generate interchange fee income as well as a strengthened commitment to the trust and asset management business.

      For the quarter ended September 30, 1999, total noninterest income increased 13 percent to $927 thousand from $817 thousand in the same quarter of 1998. On a year-to-date basis total noninterest income reached $3.2 million, up 29 percent compared to $2.4 million for the comparable period of 1998.

      The majority of the growth in these periods is attributed to surcharge fees assessed to non-customers that access our ATM machines and fees collected in connection with providing routine banking services to a growing deposit base of customers. In addition, fees received from the sale of mutual funds and annuity products and gains recognized on the sale of several loan packages contributed to the increase.

      Trust and asset management fees continued to grow based on increased assets under management. Clients confidence in our abilities helped increase revenues 21 percent for the quarter and 33 percent for the first nine months of 1999. Vista also announced the expansion and relocation of its newly named Trust and Asset management business to a new facility located in Phillipsburg, New Jersey with access to all markets served by Vista in New Jersey and Pennsylvania.

      Security transactions generated $78 thousand in recognized losses during the quarter ended September 30, 1999 compared to net gains of $31 thousand in the comparable quarter of 1998. Losses were recognized on the sale of fixed-rate CMO mortgaged-backed securities, which in management's opinion possessed limited future returns in view of alternative investments. On a year-to-date basis, net gains realized from security transactions fell to $10 thousand from $238 thousand recognized in 1998.

      Net gains of $82 thousand were recognized in the third quarter of 1999 on the sale of the guaranteed portion of SBA loans. The increase is attributed to the new SBA lending department and robust loan origination activity under this program in 1999. Between 75 and 80 percent of each loan is guaranteed by the SBA and may be sold into the secondary market with the balance retained in the commercial loan portfolio. This form of lending is a valued source of profitability as it offers four distinct revenue streams. The cash gain on the sale recognized, reinvestment of the gains recorded, servicing fee revenues received for performing servicing functions on the portion sold and interest income on the portion of the loan retained in portfolio.

      Vista's lead bank subsidiary, Phillipsburg National Bank (PNB); attained SBA preferred lender status during the third quarter of 1999. Being a preferred lender enables PNB to approve small business loan applications directly, usually within several business days. This accreditation will enable Vista to meet the needs of growth-oriented small business firms that do not qualify through conventional financing channels.

      The ability to recognize gains from this activity is dependent on market and economic conditions. There is no assurance that gains reported in prior periods will continue in future periods or that there will not be significant inter-period variations in such results.

Noninterest Expense

      For the quarter ended September 30, 1999 total noninterest expense increased 12 percent to $4.25 million from $3.81 million in the comparable third quarter of 1998. For the first nine months of 1999, total noninterest expense rose 12 percent to $13.03 million compared to $11.59 million in 1998.

      As Vista continues to grow its franchise and expand its geographical presence, it must make investments in staff, incentives, facilities and technology to remain competitive. Therefore, these initiatives account for the vast majority of the increase in operating expense levels for the quarter and year-to-date periods.

      Vista has demonstrated the ability to make prudent and strategic investments in order to drive revenues and boost its profitability and key profitability measures. Vista believes in increasing its revenue base as the primary means to increasing its efficiency rather than absolute cost control measures or cost reductions.

      One key measure of monitoring progress toward improved efficiency is the measure of total noninterest expense to average total assets. Vista seeks to spread the costs of expansion and growth over a growing customer base that in turn should correlate near 2.75 percent of average total assets.

      For the third quarter ended September 30, 1999, total noninterest expense averaged 2.63 percent of total average assets which compares favorably to the
2.65 percent for the comparable quarter of 1998. For the nine months ended September 30, 1999 the measure averaged 2.82 percent compared to 2.76 percent in 1998.

      A second banking-industry standard for measuring the efficiency of revenue generation is referred to as the "efficiency ratio". This standard attempts to quantify the cost of generating one dollar of revenue. The lower the percentage the more efficient an organization is considered. Vista's efficiency ratio fell to 58 percent for the third quarter of 1999 compared to 61 percent for the same quarter of 1998. On a year-to-date basis, the efficiency ratio measured 62 percent for 1999 compared to 64 percent in 1998.

      The effective tax rate was 30.2 percent for the quarter ending September 30, 1999 compared, to 30.0 percent for the comparable period in 1998. The effective tax rate decreased to 30.4 percent for the nine months ended September 30, 1999 compared to 30.7 percent in 1998 due to increased investment in tax-exempt municipal securities.

Readiness for Year 2000

      As the Year 2000 approaches, Vista Bancorp has undertaken initiatives to address the Year 2000 problem, as more fully described in the 1998 Annual Report. As of September 30,1999 Vista has completed testing of all mission critical systems and continues to perform due diligence with its key vendors and material customers. Further, Vista has developed a comprehensive business resumption contingency plan to be implemented in the event of unforeseen minor failures and has been engaged in an on going customer awareness program.

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

Financial Condition - September 30, 1999 versus December 31, 1998

      Total consolidated assets increased $53.3 million to $646.3 million at September 30, 1999 compared to $593.0 million at December 31, 1998. Commercial and consumer loan growth plus securities purchased through leverage transactions drove the increase. Funding was provided by an incremental increase in time deposits, savings and money market accounts, borrowed funds and long-term debt.

      Total loans increased $33.9 million to $403.4 million at September 30, 1999 compared to $369.5 million at December 31, 1998.

      Vista continues to focus its efforts on expanding its presence as a commercial lending organization. This strategy continues to drive the shift in the loan portfolio to increase revenues and maintain growing earnings and profitability.

      At September 30, 1999, the commercial loan portfolio stood at $167.5 million, reflecting an increase of $31.1 million since December 31, 1998. Commercial loans now comprise 42 percent of total loans compared to 37 percent at year-end 1998.

      Mortgage loans comprise the second largest concentration of consolidated loans at September 30, 1999, representing 32 percent of total loans, down from 37 percent since year-end 1998. This planned reduction, accomplished through amortization, runoff and referral of virtually all fixed-rate loan production to a third-party mortgage banker, enables Vista to better manage its interest rate risk and liquidity positions. At September 30, 1999, mortgage loans totaled $131.1 million, down $6.4 million from $137.5 million at December 31, 1998.

      Consumer loans reflected growth in outstanding balances at September 30, 1999, reaching $104.9 million, up $9.3 million compared to $95.5 million at December 31, 1998. The majority of the growth in the consumer portfolio was attributed to an increase in home equity loans. Consumer loans remained flat at 26 percent of consolidated loans.

      Total securities available-for-sale increased $27.4 million to $207.6 million at September 30, 1999, compared to $180.2 million at year-end 1998. The increase in the securities portfolio was due to the net result of $90.0 million in purchases, a combined $55.6 million of maturities, prepayments and sales and $6.7 million of pretax depreciation in the market value of the portfolio taken as a whole. Higher market interest rates and widening credit spreads experienced during 1999 combined to depress the value of most fixed-rate securities.

      During 1999, a lower level of US Treasury securities were offset by an increase in tax-exempt municipal bonds and other investments, principally corporate bonds and debt instruments. Mortgage-backed related securities remained unchanged compared to 1998.

      The increase in assets was funded through $55.1 million in deposits, borrowed funds and long-term debt. Total deposits increased $29.4 million to $552.1 million at September 30, 1999, and consisted of $24.1 million in time deposits, $10.6 million in savings and money market deposits; offset in part by a $5.4 million decrease in demand deposits. Deposit concentrations remained virtually unchanged from year-end 1998 with 47 percent time deposits, 27 percent demand deposits and 26 percent savings and money market deposits.

      Borrowed funds and long-term debt more than doubled to $45.7 million at September 30, 1999 over the $20.0 million at December 31, 1998. Leverage transactions totaling $20 million accounted for the increase. Other borrowings included temporary increases in overnight federal funds purchased and overnight repurchase agreements.

      From time to time, Vista's bank subsidiaries may enter into borrowing arrangements, primarily with the Federal Home Loan Bank, to fund the purchase of investment securities. The strategy is designed to synthetically create a spread between the yield on the purchased securities and the cost of funds on the underlying debt. Management views the added earnings stream from this strategy as a means to maintain the level of return on equity on incremental core capital being retained, until such time as conventional banking practices can accomplish the same objective. As of September 30, 1999, Vista maintained a total leverage program of $23 million.

      It is the policy of Vista and its bank subsidiaries to adhere, at all times, to the specific regulatory guidelines for qualifying as well capitalized institutions. Operating policies are in place to govern capital targets, borrowing limits, profitability standards and interest rate risk tolerance guidelines. In addition, the Board has authorized executive-management personnel to enter into leverage programs on behalf of the banks, instituted predetermined exit strategies and established periodic measuring and reporting to the Board.

Non-performing Assets

      At September 30, 1999, non-performing assets, consisting of loans on nonaccrual status plus other real estate acquired through foreclosure (ORE), totaled $2.8 million, a decrease of $200 thousand or 7 percent from $3.0 million at December 31, 1998. This decrease is attributed to the sale of several ORE properties combined with asset write-downs of approximately $120 thousand recorded in the nine months of 1999. The ratio of non-performing assets to total loans and ORE declined to 0.69 percent at September 30, 1999 from 0.82 percent at the end of 1998.

      Commercial nonaccrual loans decreased to 51 percent of total nonaccrual loans at September 30, 1999 from 55 percent at December 31, 1998, while nonaccrual residential mortgage loans increased to 38 percent from 31 percent. Consumer nonaccrual loans decreased to 11 percent of total nonaccrual loans at September 30, 1999 from 14 percent at December 31, 1998.

Amounts in thousands           September 30, 1999    December 31, 1998    September 30, 1998
--------------------           ------------------    -----------------    ------------------
Non-performing loans                  $2,269               $1,930              $2,522
Other real estate owned                  506                1,112               1,403
                                      ------               ------              ------

Total non-performing assets            2,775                3,042               3,925
Loans past due 90 days and
on accrual status                     $   59               $  160              $  309

      Impaired loans are those loans in which management doubts that the collection of principal and interest, will be in accordance with the original contract terms. Vista considers impaired loans to include all non-performing loans in addition to those loans, which are determined to be impaired, based on individual review of impaired loans above $75 thousand. At September 30, 1999, total impaired loans equaled $3.0 million, of which $2.3 million are non-performing loans.

Allowance for Loan Losses

      At September 30, 1999, the allowance for loan losses increased to $5.1 million or 1.27 percent of total loans from $4.5 million or 1.22 percent of total loans at December 31, 1998. The allowance for loan losses as a percentage of non-performing assets equaled 184 percent at September 30, 1999 and 149 percent at December 31, 1998.

      The provision for loan losses was $286 thousand for the quarter ended September 30, 1999, an increase of $91 thousand or 46 percent from $195 thousand recorded for the same quarter in 1998. For the nine months ended September 30, 1999, the provision for loan losses equaled $763 thousand, an increase of $178 thousand or 30 percent compared to $585 thousand for the comparable period in 1998.

      While the quality of the loan portfolio remains satisfactory, the additional provision reflects the strong loan growth experienced in 1999. Net charge-offs represent .05% of average loans in the first nine months of 1999 compared to .07% of average loans in the first nine months of 1998.

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

                                                          For The Nine Months
                                                          Ended September 30,
Amounts in thousands                                      1999           1998
--------------------                                    --------       --------

Average loans outstanding                               $383,821       $336,039
Total loans at end of period                             403,419        355,630

Allowance for loan losses:
  Balance at beginning of period                           4,524          4,148
      Charge-offs:
          Commercial                                          98            147
          Real estate - mortgage                               1             --
          Installment                                        144            199
                                                        --------       --------
             Total charge-offs                               243            346
      Recoveries:
          Commercial                                          14             61
          Real estate - mortgage                              13             --
          Installment                                         34             34
                                                        --------       --------
             Total charge-offs                                61             95
                                                        --------       --------

      Net charge-offs:                                       182            251
      Provision for loan losses                              763            585
                                                        --------       --------
  Balance at end of period                              $  5,105       $  4,482

Net charge-offs as a percent of average                     0.05%          0.07%
  loans outstanding during period
Allowance for loan losses as a percent                      1.27%          1.26%
  of total loans

Liquidity

      At September 30, 1999, cash and cash equivalents equaled $23.4 million representing a decrease of $9.6 million from $33.0 million in cash and cash equivalents at December 31, 1998.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $9.6 million decrease in cash and cash equivalents was attributed to combined net cash flows provided by operating and financing activities totaling $59.6 million, offset by investing activities of $69.2 million.

      At September 30, 1999, net cash provided by operating activities equaled $6.4 million, and consisted of net income adjusted for noncash charges and a net increase in other assets and other liabilities.

      Net cash used in investing activities totaled $69.2 million and consisted of $90.0 million of security purchases, a $40.2 million net increase in loans, funded in part, by $61.8 million of proceeds received through maturities and sales of investment securities and loans.

      Net cash provided by financing activities totaled $53.2 million as net deposit growth of $29.3 million combined with an increase of $20.2 million in borrowed funds and $5.5 million in long-term debt to offset cash dividends paid and share repurchases.

Capital Resources

      At September 30, 1999, total shareholders' equity equaled $44.7 million, a decrease of $2.1 million from $46.8 million in shareholders' equity at December 31, 1998. Increases to shareholders' equity included $4.7 million in net income and $849 thousand in capital raised primarily through the dividend reinvestment plan. A $4.9 million pretax reduction in the market value adjustment recorded for the available for sale portfolio, cash dividends paid of $1.9 million and $840 thousand in share repurchases reduced shareholder equity. Vista's dividend payout ratio equaled 40.4 percent for the nine months ended September 30, 1999 compared to 38.2 percent in 1998.

      At September 30, 1999, Vista reported a $3.3 million unrealized tax-affected loss recorded for the available for sale portfolio compared to a $1.6 million unrealized tax-affected gain at December 31, 1998.

      During the first quarter of 1999, the Board of Directors authorized the extension of an existing stock repurchase program by additional 100,000 shares or approximately 2 percent of total shares outstanding. Such purchases will be conducted pursuant to section 10b-18 from time to time in open market transactions in the discretion of management over a twelve to eighteen month time frame. All shares repurchased are expected to be retired. As of October 29, 1999, thirty-five thousand shares had been repurchased under the augmented program. In the aggregate, a total of 134 thousand shares have been repurchased at a total cost of $2.6 million.

      Vista maintained a Tier I risk-based capital ratio of 11.94 percent and a total risk-based capital ratio of 13.19 percent at September 30, 1999, compared to 12.76 percent and 14.01 percent, respectively, at December 31, 1998. Vista maintained a leverage capital ratio of 7.48 percent at September 30, 1999 and
7.73 percent at December 31, 1998.

Part II Other Information

Item 1.  Legal Proceedings                         Not Applicable

Item 2.  Changes in Securities                     Not Applicable

Item 3.  Defaults Upon Senior Securities           Not Applicable

Item 4.  Submission of Matters to a Vote of        Not Applicable
           Security Holders

Item 5.  Other Information                         Not Applicable

Item 6.  Exhibits and Reports on form 8-K

             (a) Exhibits required by Item 601 of Regulation S-K:

                Exhibit Number                     Description of Exhibit
                --------------                     ----------------------
                       2                           Not Applicable
                       4                           Not Applicable
                      10                           Severance Agreements
                      11                           Not Applicable
                      15                           Not Applicable
                      18                           Not Applicable
                      19                           Not Applicable
                      22                           Not Applicable
                      23                           Not Applicable
                      24                           Not Applicable
                      27                           Financial Data Schedules
                      99                           Not Applicable

              (b) Reports on Form 8-K

                  None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Vista Bancorp, Inc.
------------------------------
      (Registrant)


Dated: November 12, 1999
       -----------------------


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

Vista Bancorp Inc., and Subsidiaries


Item Number    Description                                     Page
-----------    -----------                                     ----

    10         Severance Agreements.............................23