Form 10-K
period 1999-12-31
VISTA BANCORP INC
filed 2000-03-30
CIK 831979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________to________________

Commission file Number: 0-21264

                               VISTA BANCORP, INC.
                 (Name of small business issuer in its charter)

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.50 per share.

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

            The aggregate market value of the voting stock held by non-affiliates of the Registrant was: $ 62 million at March 13, 2000.

            As of March 13, 2000, the Registrant had outstanding 4,828,221 shares of its common stock, par value $0.50 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

            In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 1999, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 78
                            Exhibit Index on Page 34

                               VISTA BANCORP, INC.
                                    FORM 10-K

                                      INDEX

Part I

Item 1.    Business....................................................................          3

Item 2.    Properties..................................................................         22

Item 3.    Legal Proceedings...........................................................         23

Item 4.    Submission of Matters to a Vote of Security Holders.........................  Not Applicable

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters...................................................................         23

Item 6.    Selected Financial Data.....................................................         24

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operation..................................................         24

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...................         24

Item 8.    Financial Statements and Supplementary Data.................................         24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................  Not Applicable

Part III

Item 10.   Directors and Executive Officers of the Registrant..........................         24

Item 11.   Executive Compensation......................................................         27

Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         31

Item 13.   Certain Relationships and Related Transactions..............................         33

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............         33

Signatures ............................................................................         34

Index to Exhibits......................................................................         36

                               VISTA BANCORP, INC.
                                    FORM 10-K

PART I

Item 1. Business

General

We are a registered bank holding company and New Jersey business corporation and are headquartered in Phillipsburg, New Jersey. We have two wholly-owned subsidiary banks which are Phillipsburg National Bank and Trust Company headquartered in Phillipsburg, New Jersey which is referred to as Phillipsburg National, and Twin Rivers Community Bank headquartered in Easton, Pennsylvania, which is referred to as Twin Rivers. Sometimes, we will refer to Phillipsburg National and Twin Rivers as our Subsidiary Banks. Our business consists of the management and supervision of the Subsidiary Banks. Our principal source of income is dividends paid by the Subsidiary Banks. At December 31, 1999, we had, on a consolidated basis, approximately:

      o     $ 655 million in total assets;
      o     $ 406 million in loans;
      o     $ 567 million in deposits; and
      o     $ 44 million in stockholders' equity.

Phillipsburg National is a national banking association and member of the Federal Reserve System. Twin Rivers is a Pennsylvania commercial bank and member of the Federal Reserve System. The deposits of the Bank Subsidiaries are insured by the Bank Insurance Fund of the FDIC. The Bank Subsidiaries are full-service commercial banks providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small to medium-sized business in their market areas. Phillipsburg National also operates a full-service trust department. At December 31, 1999, Phillipsburg National had 9 branch banking offices which are located in the New Jersey counties of Warren and Hunterdon and Twin Rivers had 6 branch banking offices located in the Pennsylvania counties of Northampton and Lehigh.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

      o     economic characteristics,
      o     products and services,
      o     operating processes,
      o     delivery system,
      o     customer bases, and
      o     regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 1999.

As of December 31, 1999, we had 227 employees on a full-time equivalent basis. The Company and the Bank Subsidiaries are not parties to any collective bargaining agreement and employee relations are considered to be good.

Our growth strategy is centered on the further development of our community-based retail banking network along the Interstate 78 corridor in the counties of Warren and Hunterdon in New Jersey and in the counties of Northampton and Lehigh in Pennsylvania, with the extension of the market to the East in New Jersey and to the West in Pennsylvania. This retail approach to banking has resulted in the growth of demand and savings deposits due to convenience and service. The objective of this strategy is to take advantage of the expected long-term economic growth along the Interstate 78 corridor in New Jersey and Pennsylvania.

Supervision and Regulation

The following discussion sets forth the material elements of the regulatory framework applicable to us and the Bank Subsidiaries and provides certain specific information. This regulatory framework is primarily intended for the protection of investors in our common stock, depositors at the Bank Subsidiaries and the Bank Insurance Fund that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or the Bank Subsidiaries may have a material effect on our business.

Intercompany Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from the Bank Subsidiaries and also limit various other transactions between us and the Bank Subsidiaries. For example,
Section 23A of the Federal Reserve Act limits to no more than ten percent of their respective total capital the aggregate outstanding amount of the Bank Subsidiaries' loans and other "covered transactions" with any particular non-bank affiliate and limits to no more than 20 percent of their respective total capital the aggregate outstanding amount of the Bank Subsidiaries' covered transactions with all of their affiliates. At December 31, 1999, approximately $4.2 million was available for loans to us from the Bank Subsidiaries. Section 23A of the Federal Reserve Act also generally requires that the Bank Subsidiaries' loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that the Bank Subsidiaries' transactions with its non-bank affiliates be on arm's-length terms. Also, we and the Bank Subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

Supervisory Agencies

As a national bank and member of the Federal Reserve System, Phillipsburg National is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency and secondary regulation by the FDIC. As a Pennsylvania commercial bank, Twin Rivers is subject to primary supervision by the Pennsylvania Department of Banking and secondary regulation by the Federal Reserve System. The Bank Subsidiaries are subject to extensive statutes and regulations that significantly affect their business and activities. The Bank Subsidiaries must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank Subsidiaries are also subject to periodic examinations by their regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We and the Bank Subsidiaries are also affected by various other governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, leases, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

We are subject to the jurisdiction of the SEC for matters relating to the offering and sale of our securities. We are also subject to the SEC's rules and regulations relating to periodic reporting, insider trader reports and proxy solicitation materials. Our common stock is listed for quotation of prices on The NASDAQ Stock Market under the symbol "VBNJ", and, therefore, we must also comply with the rules of The NASDAQ Stock Market.

Support of the Bank Subsidiaries

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to the Bank Subsidiaries by standing ready to use available resources to provide adequate capital funds to the Bank Subsidiaries during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting the Bank Subsidiaries. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

If a default occurred with respect to a Bank Subsidiary, any capital loans to the Bank Subsidiary from us would be subordinate in right of payment to payment of that Bank Subsidiary's depositors and certain of its other obligations.

Liability of Commonly Controlled Banks

The Bank Subsidiaries can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

      o the default of a commonly controlled FDIC-insured depository institution or
      o any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

"Default" generally is defined as the appointment of a conservator or receiver, and "in danger of default" generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Depositor Preference Statute

In the "liquidation or other resolution" of a Bank Subsidiary by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against that Bank Subsidiary are afforded a priority over the general unsecured claims against that Bank Subsidiary, including federal funds and letters of credit.

Allowance For Loan Losses

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our area economy, risks inherent in dealing with individual borrowers, and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans and commercial real estate loans comprised 42 % of our total consolidated loans as of December 31, 1999. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

Our Bank Subsidiaries maintain an allowance for loan losses to absorb any loan losses based on, among other things, our historical experience, an evaluation of economic conditions, and regular reviews of any delinquencies and loan portfolio quality. We cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

In evaluating our allowance for loan losses, we divide our loans into the following categories:

      o     commercial (including investment property mortgages),
      o     residential mortgages, and
      o     consumer.

We evaluate some loans as a group and some individually. Commercial loans with balances exceeding $200 thousand are reviewed individually.

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

      o     historical loss levels,
      o     prevailing economic conditions,
      o     delinquency trends,
      o     concentrations of credit risk, and
      o     changes in loan policies or underwriting standards.

We use a self-correcting mechanism to reduce differences between estimated and actual losses. Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments are made accordingly.

For a more in-depth presentation of our allowance for loan losses and the components of this allowance, please refer to Item 7 of this report under Management's Discussion and Analysis of Financial Condition and Results of Operations as well as footnotes 1 and 5 at Exhibit 13 to this report.

Capital Requirements

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Comptroller of the Currency and

Federal Reserve Board on Phillipsburg National and Twin Rivers, respectively. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

      o core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and
      o     supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 1999, we met both requirements, with Tier 1 and Total Capital equal to 12.0 percent and 13.3 percent of total consolidated risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if the bank holding company has the highest regulatory rating and meets certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if the bank holding company does not meet these requirements. At December 31, 1999, our leverage ratio was 7.5 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to it.

Phillipsburg National is subject to similar risk-based capital and leverage requirements adopted by the Comptroller of the Currency. Phillipsburg National was in compliance with the applicable minimum capital requirements as of December 31, 1999. The Comptroller of the Currency has not advised Phillipsburg National of any specific minimum leverage ratio applicable to it. Twin Rivers was also in compliance with the applicable minimum capital requirements imposed by the Federal Reserve System as of December 31, 1999. The Federal

Reserve System has not advised Twin Rivers of any specific minimum leverage ratio applicable to it.

Failure to meet capital requirements could subject the Bank Subsidiaries to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on their business. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposed progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of five percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Comptroller of the Currency and the Federal Reserve System under FDICIA provide that a bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 1999, Phillipsburg National and Twin Rivers were well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.

Brokered Deposits

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 1999, the Bank Subsidiaries held no brokered deposits.

Dividend Restrictions

We are a legal entity separate and distinct from our Bank Subsidiaries. In general, under New Jersey law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by the Bank Subsidiaries. The National Bank Act limits the amount of dividends Phillipsburg National can pay to us without regulatory approval. Phillipsburg National may declare and pay dividends to us to the lesser of:

      o     the level of undivided profits, and
      o absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 1999, approximately $ 7.4 million was available for payment of dividends by Phillipsburg National to us.

Under Pennsylvania law, Twin Rivers may declare and pay dividends to us only out of accumulated net earnings and so long as the surplus of Twin Rivers would not be reduced below its stated paid-in capital.

At December 31, 1999, approximately $ 3.3 million was available for payment of dividends by Twin Rivers to us.

In addition, federal bank regulatory authorities have authority to prohibit the Bank Subsidiaries from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of the Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

Deposit Insurance Assessments

The deposits of the Bank Subsidiaries are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. An insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

In the light of the recent favorable financial situation of the federal deposit insurance funds and the recent low number of depository institution failures, effective January 1, 1997 the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF ( in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 1999 at approximately $0.012 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 1999, we paid FICO assessments, on a consolidated basis, of $88 thousand.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements:

      o bank holding companies, such as we, are permitted to acquire banks and bank holding companies located in any state;
      o any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that bank holding company; and
      o banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.

The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.

Furthermore, Riegle-Neal provides that, beginning June 1, 1997, appropriate federal supervisory agencies may approve a merger of one of the Bank Subsidiaries with another bank located in a different state or the establishment by the Bank Subsidiaries of a new branch office either by acquisition or de novo, unless the State of New Jersey (with respect to Phillipsburg National
Bank) or the Commonwealth of Pennsylvania (with respect to Twin Rivers) enacts a law prior to June 1, 1997, allowing an interstate merger or expressly prohibiting merger with an out-of-state bank. Such transactions may be completed prior to June 1, 1997, if the relevant states have opted-in to Riegle-Neal. With respect to both interstate branching by acquisition or merger, both Pennsylvania and New Jersey have opted-in. New Jersey law contains an early opt-in to the provisions of Riegle-Neal regarding interstate branching by acquisition or merger. On the other hand, New Jersey law does not contain an "opt-in" to the de novo interstate branching provisions. The Commonwealth of Pennsylvania opted-in to Riegle-Neal, both with respect to interstate branching by acquisition or merger and de novo interstate branching.

The Banking Commissioners of the State of New Jersey and the Commonwealth of Pennsylvania executed a Cooperative Agreement which governs the manner in which state-chartered banks (such as Twin Rivers) with branches in multiple states will be supervised. This Cooperative Agreement was necessitated by Riegle-Neal and was drafted to create a level playing field for state-chartered banks with respect to supervision and regulation of branch offices in a multiple state setting. Specifically, this agreement outlines general principles for determining whether home or host state law applies, including the following: (1) host state law applies to operational issues relating to a branch located in a host state, including antitrust, community reinvestment, consumer protection, usury and fair lending laws; (2) the state law of the home state will apply to corporate structure issues, such as, charter, by-laws, incorporation, liquidation, shareholders and directors, capital and investments; and (3) bank powers issues will be resolved with reference to both home and host state laws.

As of the date of this report, we are not contemplating any interstate acquisitions of a bank or a branch office outside of the State of New Jersey and the Commonwealth of Pennsylvania.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of ten percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as we, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.

In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25 percent (five percent in the case of an acquirer that is a bank holding company) or more of any class of outstanding common stock of a bank holding company, such as we, or otherwise obtaining control or a "controlling influence" over that bank holding company.

Permitted Non-Banking Activities

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

      o Extending credit and servicing loans. Making, acquiring, brokering, or servicing loans or other extensions of credit (including factoring, issuing letters of credit and accepting drafts) for the company's account or for the account of others.

      o Activities related to extending credit. Any activity usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are usual in connection with making, acquiring, brokering or servicing loans or other extensions of credit:

                  - Real estate and personal property appraising. Performing appraisals of real estate and tangible and intangible personal property, including securities.

                  - Arranging commercial real estate equity financing. Acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control, and risk of such a real estate project to one or more investors, if the bank holding company and its affiliates do not have an interest in, or participate in managing or developing, a real estate project for which it arranges equity financing, and do not promote or sponsor the development of the property.

                  - Check-guaranty services. Authorizing a subscribing merchant to accept personal checks tendered by the merchant's customers in payment for goods and services, and purchasing from the merchant validly authorized checks that are subsequently dishonored.

                  - Collection agency services. Collecting overdue accounts receivable, either retail or commercial.

                  - Credit bureau services. Maintaining information related to the credit history of consumers and providing the information to a credit grantor who is considering a borrower's application for credit or who has extended credit to the borrower.

                  - Asset management, servicing, and collection activities. Engaging under contract with a third party in asset management, servicing, and collection of assets of a type that an insured depository institution may originate and own, if the company does not engage in real property management or real estate brokerage services as part of these services.

                  - Acquiring debt in default. Acquiring debt that is in default at the time of acquisition under certain conditions.

                  - Real estate settlement servicing. Providing real estate settlement services.

      o Leasing personal or real property. Leasing personal or real property or acting as agent, broker, or adviser in leasing such property under certain conditions.

      o     Operating nonbank depository institutions:

                  - Industrial banking. Owning, controlling, or operating an industrial bank, Morris Plan bank, or industrial loan company, so long as the institution is not a bank.

                  - Operating savings association. Owning, controlling or operating a savings association, if the savings association engages only in deposit-taking activities, lending, and other activities that are permissible for bank holding companies.

      o Trust company functions. Performing functions or activities that may be performed by a trust company (including activities of a fiduciary, agency, or custodial nature), in the manner authorized by federal or state law, so long as the company is not a bank for purposes of the Bank Holding Company Act.

      o Financial and investment advisory activities. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                  - Serving as investment adviser (as defined in section 2(a)(20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2(a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

                  - Furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

                  - Providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, leveraged buyouts, recapitalizations, capital structurings, financing transactions and similar transactions, and conducting financial feasibility studies;

                  - Providing information, statistical forecasting, and advice with respect to any transaction in foreign exchange, swaps, and similar transactions, commodities, and any forward contract, option, future, option on a future, and similar instruments;

                  - Providing educational courses, and instructional materials to consumers on individual financial management matters; and

                  - Providing tax-planning and tax-preparation services to any person.

      o     Agency transactional services for customer investments:

                        - Securities brokerage. Providing securities brokerage services (including securities clearing and/or securities execution services on an exchange), whether alone or in combination with investment advisory services, and incidental activities (including related securities credit activities and custodial services), if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing.

                        - Riskless principal transactions. Buying and selling in the secondary market all types of securities on the order of customers as a "riskless principal" to the extent of engaging in a transaction in which the company, after receiving an order to buy (or sell) a security from a customer, purchases (or sells) the security for its own account to offset a contemporaneous sale to (or purchase from) the customer. This does not include:

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

                        - Private placement services. Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 ("1933 Act") and the rules of the Securities and Exchange Commission, if the company engaged in the activity does not purchase or repurchase for its own account the securities being placed, or hold in inventory unsold portions of issues of these securities.

                        - Futures commission merchant. Acting as a futures commission merchant ("FCM") for unaffiliated persons in the execution, clearance, or execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad under certain conditions.

                        - Other transactional services. Providing to customers as agent transactional services with respect to swaps and similar transactions.

      o     Investment transactions as principal:

                        - Underwriting and dealing in government obligations and money market instruments. Underwriting and dealing in obligations of the United States, general obligations of states and their political subdivisions, and other obligations that state member banks of the Federal Reserve System may be authorized to underwrite and deal in under 12 U.S.C. 24 and 335, including banker's acceptances and certificates of deposit, under the same limitations as would be applicable if the activity were performed by the bank holding company's subsidiary member banks or its subsidiary nonmember banks as if they were member banks.

                        - Investing and trading activities. Engaging as principal in:

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

                        - Buying and selling bullion, and related activities. Buying, selling and storing bars, rounds, bullion, and coins of gold, silver, platinum, palladium, copper, and any other metal approved by the Federal Reserve Board, for the company's own account and the account of others, and providing incidental services such as arranging for storage, safe custody, assaying, and shipment.

      o     Management consulting and counseling activities:

                        - Management consulting. Providing management consulting advice under certain conditions.

                        - Employee benefits consulting services. Providing consulting services to employee benefit, compensation and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

                        - Career counseling services. Providing career counseling services to:

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

      o     Support services:

                        -     Courier services. Providing courier services for:

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

      o     Insurance agency and underwriting:

                        - Credit insurance. Acting as principal, agent, or broker for insurance (including home mortgage redemption insurance) that is:

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

                        - Finance company subsidiary. Acting as agent or broker for insurance directly related to an extension of credit by a finance company that is a subsidiary of a bank holding company under certain conditions.

                        - Engaging in any general insurance agency activities.

      o     Community development activities:

                        - Financing and investment activities. Making equity and debt investments in corporations or projects designed primarily to promote community welfare, such as the economic rehabilitation and development of low-income areas by providing housing, services, or jobs for residents.

                        - Advisory activities. Providing advisory and related services for programs designed primarily to promote community welfare.

      o Money orders, savings bonds, and traveler's checks. The issuance and sale at retail of money orders and similar consumer-type payment instruments; the sale of U.S. savings bonds; and the issuance and sale of traveler's checks.

      o Data processing. Providing data processing and data processing and data transmission services, facilities (including data processing and data transmission hardware, software, documentation, or operating personnel), data bases, advice, and access to such services, facilities, or data bases by any technological means under certain conditions.

Community Reinvestment Act

The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record in meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. There are streamlined procedures for evaluating small banks and the frequency of CRA examinations will occur less often based upon a bank's CRA rating. A large retail institution is one which does not meet the "small bank" definition. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which, to be examined. In addition, the CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

For the purposes of the CRA regulations and based upon financial information as of December 31, 1999, Phillipsburg National is deemed to be a large retail institution and Twin Rivers is deemed to be a small bank. During 1999, Phillipsburg National Bank was evaluated for CRA compliance using the lending, service and investment tests and received a "satisfactory" rating. Twin Rivers was evaluated for CRA compliance using the streamlined procedures for a small bank and received a "satisfactory" rating in 1997.

Concentration

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

Financial Services Modernization

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "Act") which will, in general, take effect on March 11, 2000. The Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and the Bank Subsidiaries will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

We would qualify to elect to become a financial holding company. This election is made to the Federal Reserve Board. A financial holding company has authority to engage in activities referred to as "financial activities" that are not permitted to bank holding companies. A financial holding company may also affiliate with companies that are engaged in financial activities. A "financial activity" is an activity that does not pose a safety and soundness risk and is:

      o     financial in nature,
      o     incidental to an activity that is financial in nature, or
      o     complimentary to a financial activity.

The Act lists certain activities as financial in nature:

      o     Lending, investing or safeguarding money or securities;
      o Underwriting insurance or annuities, or acting as an insurance or annuity principal, agent or broker;
      o     Providing financial or investment advice;
      o Issuing or selling interests in pools of assets that a bank could hold;
      o     Underwriting, dealing in or making markets in securities;
      o Engaging in any activity that the Federal Reserve Board found before the Act to be related closely to banking (See the section in this report entitled "Permitted Non-banking Activities");
      o Engaging within the United States in any activity that a bank holding company could engage in outside of the country, if the Federal Reserve Board determined before the Act that the activity was usual in connection with banking or other financial operations internationally;
      o Merchant banking - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by a securities affiliate or an investment advisory affiliate of an insurance company as part of underwriting, merchant or investment banking activity; the interests are held long enough to enable their sale in a manner consistent with the financial viability of such an activity; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment; or
      o Insurance portfolio investing - acquiring or controlling ownership interests in an entity engaged in impermissible activities, if: the interests are not held by a depository institution; the interests are held by an insurance or annuity company; the interests represent investments made in the ordinary course of business in accordance with state law; and we do not control the entity except to the extent necessary to obtain a reasonable return on the investment.

The Act instructs the Federal Reserve Board to adopt a regulation or order defining certain additional activities as financial in nature, to the extent they are consistent with the purposes of the Act. These are:

      o Lending, exchanging, transferring, investing for others or safeguarding financial assets other than money or securities;
      o     Providing any method of transferring financial assets; and
      o Arranging, effecting or facilitating financial transactions for third parties.

Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental to a financial activity if they meet specified criteria. The Federal Reserve Board is instructed to consider the purposes of the Act and the Bank Holding Company Act; changes in the market in which financial holding companies compete; changes in the technology used to deliver financial services; and whether the proposed activity is necessary or appropriate to allow a financial holding company and its affiliates to compete effectively, deliver services efficiently and offer services through the most advanced technological means available.

The Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. A financial subsidiary of the Bank may not, as a principal:

      o     underwrite insurance or annuities;
      o     engage in real estate development or investment;
      o     engage in merchant banking; or
      o     engage in insurance portfolio investment activities.

A bank's investment in a financial subsidiary will affect the way it calculates its capital. The bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with generally accepted accounting principles, and, separately, in a manner that reflects the segregation of the bank's investments in financial subsidiaries.

As of the date of this report, we have not considered whether to elect to become a financial holding company, or to engage in any financial activities, or to establish any financial subsidiaries for the Bank Subsidiaries.

Privacy

The Act creates a minimum federal standard of privacy. A state can impose a greater or more restrictive standard of privacy than the Act. There is established a mechanism to protect the confidentiality of a customer's non-public personal financial information. The Act requires the Bank Subsidiaries to disclose to a consumer or customer its policies to protect the confidentiality and security of nonpublic personal information and to alert the consumer or customer that he or she may opt out of any sharing of such information with any affiliated or non-affiliated third party. This notice must be given initially, and on an annual basis if the consumer becomes a customer.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from the Bank Subsidiaries that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of the Bank Subsidiaries is an individual with a continuous relationship with the Bank Subsidiaries. The federal bank regulatory agencies issued proposed regulations which give several examples of a consumer and customer relationship:

      o An individual who applies to a Bank Subsidiary for credit for personal, family or household purposes is a consumer of a financial service, regardless of whether the credit is extended;
      o An individual who provides nonpublic personal information to a Bank Subsidiary in order to obtain a determination about whether he or she may qualify for a loan to be used primarily for personal, family, or household purposes is a consumer of a financial service, regardless of whether the loan is extended by the Bank Subsidiaries or another financial institution.
      o An individual who provides nonpublic personal information to a Bank Subsidiary in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer regardless of whether that Bank Subsidiary establishes an ongoing advisory relationship.
      o An individual who negotiates a workout with a Bank Subsidiary for a loan that the Bank Subsidiary owns is a consumer regardless of whether that Bank Subsidiary originally extended the loan to the individual.
      o An individual who has a loan from a Bank Subsidiary is the Bank Subsidiary's consumer even if the Bank Subsidiary:

                  -     Hires an agent to collect on the loan;
                  -     Sells the rights to service the loan; or
                  - Bought the loan from the financial institution that originated the loan.

      o An individual is not a Bank Subsidiary's consumer solely because that Bank Subsidiary processes information about the individual on behalf of a financial institution that extended the loan to the individual.

On the other hand, several examples of a customer follow:

      o A consumer has a continuing relationship with a Bank Subsidiary if the consumer:

                  - Has a deposit, credit, trust or investment account with that Bank Subsidiary;
                  -     Purchases an insurance product from a Bank Subsidiary;
                  -     Holds an investment product through a Bank Subsidiary;
                  - Enters into an agreement or understanding with a Bank Subsidiary whereby the Bank Subsidiary undertakes to arrange or broker a home mortgage loan for the consumer;
                  - Has a loan that a Bank Subsidiary services where that Bank Subsidiary owns the servicing rights;
                  - Enters into a lease of personal property with a Bank Subsidiary; or
                  - Obtains financial, investment, or economic advisory services from a Bank Subsidiary for a fee.

      o A consumer does not, however, have a continuing relationship with a Bank Subsidiary and therefore is not a customer, if:

                  - The consumer only obtains a financial product or service in an isolated transaction, such as withdrawing cash from a Bank Subsidiary's ATM or purchasing a cashier's check or money order;
                  - A Bank Subsidiary sells the consumer's loan and does not retain the rights to service the loan; or
                  - A Bank Subsidiary sells the consumer airline tickets, travel insurance or traveler's checks in an isolated transaction.

In general, the Bank Subsidiary cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers unless the Bank Subsidiary provides its customer with a notice that includes:

      o     the policies and practices of the Bank Subsidiary with regard to:

            - disclosing nonpublic information to nonaffiliated third parties;
            - the categories of persons to whom the information is or may be disclosed; and
            -     the policy for disclosure to former customers;

      o categories of nonpublic information that are collected by the Bank Subsidiary;
      o the policies that the Bank Subsidiary maintains to protect the confidentiality and security of nonpublic personal information; and
      o     the disclosure, if required, under the Fair Credit Reporting Act.

The Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

      o The Bank Subsidiary makes its notice reasonably understandable if, the Bank Subsidiary:

                  - Presents the information contained in the notice in clear, concise sentences, paragraphs and sections;
                  - Uses short explanatory sentences and bullet lists, whenever possible;
                  - Uses definite, concrete, everyday words and active voice, whenever possible;
                  -     Avoids multiple negatives;
                  -     Avoids legal and highly technical business terminology;
                        and
                  - Avoids boilerplate explanations that are imprecise and readily subject to different interpretations.

      o The Bank Subsidiary designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, the Bank Subsidiary:

                  - Uses a plain-language heading to call attention to the notice;
                  -     Uses a typeface and type size that are easy to read; and
                  -     Provides wide margins and ample line spacing.

      o If the Bank Subsidiary provides a notice on the same form as another notice or other documents, the Bank Subsidiary designs its notice to call attention to the nature and significance of the information contained in the notice if the Bank Subsidiary uses:

                  -     Larger type size(s), boldface or italics in the text;
                  -     Wider margins and line spacing in the notice; or
                  - Shading or sidebars to highlight the notice, whenever possible.

The Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers. Some of these exceptions are:

      o     with the consent of the customer;
      o to effect, administer or enforce a transaction requested or authorized by the customer;
      o the servicing or processing of a financial product or service requested or authorized by the customer;

      o the maintaining or servicing of the customer's account with the Bank Subsidiary or with another entity as part of a private label credit card program;
      o disclosure to persons holding a legal or beneficial interest relating to the customer or to persons acting in a fiduciary or representative capacity on behalf of the customer;
      o providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing the Bank Subsidiary's compliance with industry standards and the Bank's attorneys, accountants and auditors; and
      o disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

The Bank Subsidiaries cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer to any non-affiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer.

History and Business - Phillipsburg National

Phillipsburg National was established in 1856, became a national banking association in 1865 and is under the supervision of the Comptroller of the Currency. Its legal headquarters is located at 115 South Main Street, Phillipsburg, New Jersey 08865. Phillipsburg National owns its legal headquarters building, the Alpha branch office, the Greenwich branch office, the Phillipsburg Mall branch office (building only) on Route 22, the Washington branch office, the Washington Township branch office, the Flemington branch office (building only) and the administrative offices and loan center at 305 Roseberry Street. Phillipsburg National rents the following premises under various operating leases: the Trust and Asset Management facility, the Hillcrest branch office, the Clinton branch office, the land on which is located the Phillipsburg Mall branch office and the land on which is located the Flemington branch office. See Item 2 of this report for a more detailed description of the branch offices.

Phillipsburg National engages in full-service commercial and consumer banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial loans and consumer loans, financing commercial transactions and making construction and mortgage loans.

Trust services provided by Phillipsburg National include services as executor and trustee under wills and deeds, as guardian and custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. Trust services also include service as transfer agent and registrar of stock and bond issues and as escrow agent.

Phillipsburg National has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal, state and local governments). Phillipsburg National has not experienced any significant seasonal fluctuations in the amount of its deposits.

Phillipsburg National has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June, 1988. It receives investment management services from Phillipsburg National and pays a fee to Phillipsburg National for staff time, accounting, rent and other administrative services. As of December 31, 1999, Phillipsburg Investment, Inc. held approximately $ 97.9 million in securities available for sale, short-term investments, and cash on behalf of Phillipsburg National.

As of December 31, 1999, Phillipsburg National had 103 full-time employees and 11 part-time employees. Phillipsburg National provides a variety of employment benefits and considers its relationship with its employees to be good.

Competition - Phillipsburg National

All phases of Phillipsburg National's business are highly competitive. Phillipsburg National's market area is the primary trade area of Warren County, with concentration in the Phillipsburg, New Jersey area. Phillipsburg National's branch delivery system was expanded in Hunterdon County to compete more aggressively in that market as well. Phillipsburg National competes actively with local commercial banks as well as other commercial banks with branches in Phillipsburg National's market area. Phillipsburg National considers its major competition to be United National Bank, headquartered in Plainfield, New Jersey; PNC Bank Corp., headquartered in Pittsburgh, Pennsylvania; Summit Bank, headquartered in Princeton, New Jersey; First Union Corporation, headquartered in Charlotte, North Carolina; Fleet Financial Group, headquartered in Providence, Rhode Island; Commerce Bancorp, headquartered in Cherry Hill, New Jersey, and Unity Bancorp, headquartered in Clinton, New Jersey. Phillipsburg National is competitive with all financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. In terms of assets and liabilities, Phillipsburg National is smaller than its major competitors.

History and Business - Twin Rivers

Twin Rivers was established in 1990 as a Pennsylvania state-chartered institution and member of the Federal Reserve System. Twin Rivers legal headquarters is located at 2925 William Penn Highway, Easton, Pennsylvania 18045. Twin Rivers rents its headquarters site, the Butztown branch office, the Linden Street (191) branch office and the Schoenersville branch office under various operating leases. Twin Rivers owns the Easton branch office and the Bethlehem branch office. See Item 2 of this report for a more detailed description of the branch offices.

As of December 31, 1999, Twin Rivers had 60 full-time employees and 12 part-time employees. Twin Rivers provides a variety of employment benefits and considers its relationship with its employees to be good.

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

Future Legislation

Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the Congress. This legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We can not accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon our financial condition or results of operations.

Item 2. Properties

Our corporate headquarters are located at 305 Roseberry Street, Phillipsburg, New Jersey. We own this facility which has approximately 18,393 square feet.

Our remaining banking centers are described as follows:

                                                                   Square
Location                       Type of Ownership                   Footage        Use
--------                       -----------------                   -------        ---
Vista
291 Pickford Avenue            Leased - $69,214                      6,612        Operations Center
Phillipsburg, NJ  08865        Annual Rental
Lease terminates May 2000

755 Route 22 West              Leased - $82,500                     16,500        Operations Center
Hillcrest Mall - Store #20     Annual Rental
Phillipsburg, NJ 08865

Phillipsburg National Bank
305 Roseberry Street           Owned                                18,393        Administrative Offices and
Phillipsburg, NJ  08865                                                           Loan Center

115 South Main Street          Owned                                 3,276        Main Office
Phillipsburg, NJ  08865

755 Route 22 West              Leased - $24,000                      3,750        Hillcrest Branch Office
Hillcrest Mall - Store #26     Annual Rental
Phillipsburg, NJ  08865

331 Third Avenue               Owned                                 3,220        Alpha Branch Office
Alpha, NJ  08865

716 Route 57                   Owned                                 2,500        Greenwich Branch Office
Stewartsville, NJ  08886

1192 Route 22 East,            Building Owned                        3,472        Phillipsburg Mall Branch
Phillipsburg, NJ  08866        Land Leased - $50,998                              Office
                               Annual Rental

39 Laneco Plaza                Leased - $63,840                      2,160        Clinton Branch Office
Route 513 at I-78, Exit 15     Annual Rental
Clinton, NJ  08809

48 West Washington Avenue      Owned                                 2,100        Washington Branch Office
Washington, NJ  07882

Route 57 West and              Owned                                 3,139        Washington Township Branch
Mill Pond Road                                                                    Office
Washington, NJ  07882

                                                                    Square
Location                       Type of Ownership                    Footage        Use
--------                       -----------------                    -------        ---
309 Highway 202                Building Owned, Land                  3,200        Flemington Branch Office
Flemington, NJ  08822          Leased - $30,570 Annual Rental

108 Baltimore Street           Leased - $55,000                      5,600        Trust and Asset Management
Phillipsburg, NJ  08865        Annual Rental                                      Office

Twin Rivers
2925 William Penn Highway      Leased - $116,393                     7,316        Main Office, Administrative
Easton, PA  18045              Annual Rental                                      Offices and Loan Center

61 North Third Street          Owned                                 3,500        Easton Branch Office
Easton, PA  18042

2850 Easton Avenue             Leased - $50,000                      2,645        Butztown Branch Office
Bethlehem, PA  18017           Annual Rental

1003 West Broad Street         Owned                                 1,750        Bethlehem Branch Office
Bethlehem, PA  18018

3815 Linden Street             Leased $107,625                       3,300        Linden St. (191) Branch Office
Bethlehem, PA  18017           Annual Rental

2400 Schoenersville Road       Leased - $107,625                     2,355        Schoenersville Branch Office
Bethlehem, PA  18017           Annual Rental

For information with respect to obligations for lease rentals, refer to Note 12 of the Notes to Consolidated Financial Statements in our Annual Report filed at
Exhibit 13 to this report and is incorporated in its entirety by reference. The branches that are under lease have customary commercial lease options to extend the terms of the applicable lease.

Our facilities are suitable and adequate for current and immediate future purposes.

Item 3. Legal Proceedings

We and the Bank Subsidiaries are not parties to any legal proceedings that could have any significant effect upon our financial condition or income. In addition, we and the Bank Subsidiaries are not parties to any legal proceedings under federal and state environmental laws.

PART II.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

We had 919 stockholders of record including individual participants in security position listings and 4,828,221 shares of common stock, par value of $0.50 per share, the only authorized class of common stock, outstanding as of March 13, 2000. Our common stock trades under the symbol "VBNJ."

The table below presents the high and low prices reported for our Common Stock and dividends declared for the periods indicated. The range of high and low prices is based on trade prices reported on The NASDAQ Stock market. On December 31, 1999, the closing price of a share of our Common Stock on The NASDAQ Stock Market was $16.88. All prices have been restated to take into consideration stock splits and stock dividends.

--------------------------------------------------------------------------------
                                                                  Dividends
1999:                               High ($)         Low ($)     Declared ($)
                                    --------         -------     ------------
--------------------------------------------------------------------------------
First quarter                        $ 20.60         $ 17.86         $ .11
--------------------------------------------------------------------------------
Second quarter                       $ 19.50         $ 16.67         $ .14
--------------------------------------------------------------------------------
Third quarter                        $ 19.25         $ 17.25         $ .14
--------------------------------------------------------------------------------
Fourth quarter                       $ 18.75         $ 16.63         $ .14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                  Dividends
1998:                               High ($)         Low ($)     Declared ($)
                                    --------         -------     ------------
--------------------------------------------------------------------------------
First quarter                        $ 19.05         $ 16.02          $ .10
--------------------------------------------------------------------------------
Second quarter                       $ 21.86         $ 18.40          $ .11
--------------------------------------------------------------------------------
Third quarter                        $ 21.67         $ 18.10          $ .11
--------------------------------------------------------------------------------
Fourth quarter                       $ 23.57         $ 18.93          $ .12
--------------------------------------------------------------------------------

It is our present intention to continue the dividend payment policy, although the payment of future dividends must necessarily depend upon earnings, financial position, appropriate restrictions under applicable law and other factors relevant at the time the Board of Directors considers any declaration of dividends.

Item 6. Selected Financial Data

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes to these statements are filed at
Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 8.

Our supplementary data is filed at Exhibit 13 to this report and is incorporated in its entirety by reference under this Item 8.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors

At March 13, 2000, we had ten directors.

Our directors are divided into three classes: three directors are in Class A; four directors are in Class B; and three directors are in Class C. Each director holds office for a three-year term. The terms of the classes are staggered, so that the term of office of one class expires each year.

The following information includes the age of each director as of the date of this report.

--------------------------------------------------------------------------------

Class A Directors Whose Term Expires In 2002

      BARBARA HARDING, 53
      Director of Vista since 1988; director of the Phillipsburg National since 1985; and director of Twin Rivers since 1990. Chief Executive Officer of Phillipsburg National from 1985 to 1997. Current President and Chief Executive Officer of Vista and current Chairperson of the Board of Directors of Phillipsburg National.

      MARK A. REDA, 48
      Director of Vista since 1988 and director of Phillipsburg National since 1987. Vice President of Lou Reda, Inc., a vendor of office furniture.

      J. MARSHALL WOLFF, 53
      Director of Vista since 1998 and director of Twin Rivers since 1990. President of Kressler, Wolff & Miller, Inc., an independent insurance agency.

--------------------------------------------------------------------------------

Class B Directors and Nominees for Class B Director Whose Term Expires in 2003

      HAROLD J. CURRY, 68
      Director of Vista since 1988; director of Phillipsburg National since 1978; and director of Twin Rivers since 1990. Current Chairman of the Board of Directors of Vista. Attorney-at-law.

      DALE F. FALCINELLI, 51
      Director of Vista since 1993 and director of Twin Rivers since 1990. Principal in D.F. Falcinelli, Inc., a management consulting company.

      BARRY L. HAJDU, 51
      Director of Vista, Phillipsburg National and Twin Rivers since 1997. President of Hajdu Construction, Inc., building contractors.

      MARC S. WINKLER, 43
      Director of Vista and Twin Rivers since 1990. Current Executive Vice President of Vista; President and Chief Executive Officer of Twin Rivers since 1996; President of Twin Rivers from 1990 to 1996.

--------------------------------------------------------------------------------

Class C Directors Whose Term Expires in 2001

      RICHARD A. CLINE, 66

      Director of Vista since 1988; director of Phillipsburg National since 1979; and director of Twin Rivers since 1990. Current Vice-Chairman of the Board of Directors of Vista and current Chairman of the Board of Directors of Twin Rivers. Retired.

      JAMES T. FINEGAN, JR., 40
      Director of Vista since 1995 and director of Phillipsburg National since 1993. Ophthalmologist.

      DAVID L. HENSLEY, 53
      Director of Vista since 1988; director of Phillipsburg National since 1985; and director of Twin Rivers since 1990. Current Executive Vice President of Vista. President and Chief Executive Officer of Phillipsburg National since 1997. President of Phillipsburg National from 1990 to 1997. Chief Operations Officer at Phillipsburg National from 1985 to 1997.

--------------------------------------------------------------------------------

                        BOARD OF DIRECTORS' COMPENSATION

Directors' Fees

Directors' fees, paid only to directors who are not Company employees, are as follows:

           Fee for each Board of Directors' meeting attended   $  400
           Fee for each committee meeting attended .........   $  200
           Annual retainer fee paid to each director .......   $5,000

Directors received in the aggregate in 1999 $74,800 in fees.

Principal Officers

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:

--------------------------------------------------------------------------------

        Name & Position                    Held Since     Employee Since     Age
--------------------------------------------------------------------------------
Harold J. Curry
Chairman of the Board                         1998              *            68
--------------------------------------------------------------------------------
Richard A. Cline
Vice Chairman of the Board                    1998              *            66
--------------------------------------------------------------------------------
Barbara Harding
President and CEO                             1988             1988          53
--------------------------------------------------------------------------------
David L. Hensley
Executive Vice President                      1988             1988          53
--------------------------------------------------------------------------------
Marc S. Winkler
Executive Vice President                      1998             1988          43
--------------------------------------------------------------------------------
William F. Keefe
Executive Vice President and
Chief Financial Officer                       1993             1989          41
--------------------------------------------------------------------------------
* Not an employee of the Company or the Bank Subsidiaries.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, Vista believes that all filing requirements were met during 1999 except for the filing of an amended Form 5 on March 2, 2000 for Barbara Harding, David L. Hensley, Marc S. Winkler and William
F. Keefe. The amendment was filed as a result of an inadvertent administrative error in the reporting of options that had vested for these officers as more fully described on the table entitled Aggregated Option Exercises in 1999 and Year-End Option Values within this Proxy Statement.

Item 11. Executive Compensation

THIS SECTION CONTAINS CHARTS THAT SHOW THE AMOUNT OF COMPENSATION EARNED BY OUR EXECUTIVE OFFICERS WHOSE SALARY AND BONUS EXCEEDED $100,000 FOR 1999. IT ALSO CONTAINS THE PERFORMANCE GRAPH COMPARING VISTA'S PERFORMANCE RELATIVE TO ITS PEER GROUP AND THE REPORT OF OUR EXECUTIVE COMMITTEE EXPLAINING THE COMPENSATION PHILOSOPHY FOR OUR MOST HIGHLY PAID OFFICERS.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Long-Term
                                                                                                     Compensation
                                                                                                 --------------------
                                                               Annual Compensation                Awards      Payouts
---------------------------------------------------------------------------------------------------------------------
                                                                                  Other Annual                 LTIP       All Other
                                                             Salary     Bonus     Compensation    Options     Payouts   Compensation
               Name and Position                   Year       ($)       ($)(1)       ($)(2)       (#)(3)      ($)(4)         ($)
------------------------------------------------------------------------------------------------------------------------------------
Barbara Harding                                    1999     208,962      50,746      19,501          --       14,405
President and Chief  Executive  Officer of Vista   1998     199,004       6,036      20,166       20,790      29,454
and Chairman of PNB                                1997     183,768      26,416      22,692          --       20,662         -0-
------------------------------------------------------------------------------------------------------------------------------------
David L. Hensley                                   1999     166,998      40,556      22,730          --       12,278
Executive  Vice President of Vista and President   1998     159,042       5,139      21,376       11,550      21,522
and Chief Executive Officer of PNB                 1997     150,020      21,910      21,994          --       17,587         -0-
------------------------------------------------------------------------------------------------------------------------------------
Marc S. Winkler                                    1999     157,534      38,255      15,913          --        2,529
Executive  Vice President of Vista and President   1998     150,020         -0-      13,915       11,550      11,397
and Chief Executive Officer of Twin Rivers         1997     134,160      11,732      16,024          --         -0-          -0-
------------------------------------------------------------------------------------------------------------------------------------
William F. Keefe
Executive  Vice  President  and Chief  Financial   1999     121,992      29,623      14,896          --       12,278
Officer of Vista and Senior Vice  President  and   1998     116,168       5,139      13,948       11,550      21,522
Chief Financial Officer of PNB                     1997     108,056      18,134      12,965          --       17,587         -0-
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the cash bonus award under the Employee Incentive Plan that was adopted in 1994.
(2) Includes directors' fees; life, medical and disability insurance premiums; 401(K) matching contributions; automobile use and social club dues.
(3) Includes option grants under the 1998 Stock Compensation Plan. Upon a "change in control" as defined in the Severance Agreements, options become immediately and fully exercisable.
(4) Represents the dollar value of Vista Common Stock awarded under the Employee Incentive Plan.

                              SEVERANCE AGREEMENTS

We entered into severance agreements with our key executive officers in 1999 in order to provide them with security, if one of them lost his or her position without cause or as a result of a change in control. The executive officers who entered into these agreements were:

      Barbara Harding  -   President and Chief Executive Officer
      David L. Hensley -   Executive Vice President and President of
                            Phillipsburg National Bank
      Marc S. Winkler  -   Executive Vice President and President of Twin Rivers
                             Community Bank
      William F. Keefe -   Executive Vice President and Chief Financial Officer

There are two different payment plans - a basic severance payment and a change in control severance payment. A basic severance payment is available if we, a related company or a successor company terminates the executive for any reason without cause. The change in control severance payment is available if we, a related company or a successor company terminates the executive following a change in control for any reason without cause or the executive is constructively terminated.

Cause means:

      o the executive made intentionally or negligently, a false statement in any of our records;
      o the executive committed any crime or fraud against us or our property or the crime involved moral turpitude or would likely discredit our reputation; or
      o     the executive violated our operating policies.

Change in Control means:

      o any person acquires our stock by any means which represents 50% or more of the voting power of all outstanding shares of our stock;
      o any merger or consolidation which results in our stockholders holding less than 50% of the outstanding shares of the combined entity; or
      o the election of 50% or more of the directors that occurred at any three consecutive meetings of stockholders, at which the Board did not make recommendations as to these elections.

Constructively terminated means:

o termination as a result of a reduction in the executive's base salary or the relocation of the executive's principal place of employment by more than 70 miles.

The following table sets forth the number of months of payment of an executive's base salary at the time of a termination:

                                                                   Change in
      Name                        Basic Severance              Control Severance
      ----                        ---------------              -----------------
      Barbara Harding                   24                            36
      David L. Hensley                  12                            24
      Marc S. Winkler                   12                            24
      William F. Keefe                  12                            24

In addition to the basic severance payment or change in control severance payment, an executive who is terminated is also entitled to all salary through the termination date; all accrued vacation pay; continued family health coverage for up to 18 months after termination; all distributions and vesting rights under applicable retirement plans; right to exercise any vested or unvested stock options; and vesting of any unvested stock grants under the ROE Plan.

      The executives agreed not to compete against us or any successor company for a period of one year after termination anywhere within a radius of 30 miles from our headquarters at 305 Roseberry Street, Phillipsburg, New Jersey or within 10 miles of any of our branches. The executives agreed not to solicit for employment any of our employees for a period of one year after a termination and to keep confidential all of our proprietary and trade secrets.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Executive compensation for the officers of Vista and its subsidiary banks is determined by the Compensation Committee of Vista's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by the respective subsidiary bank to the applicable executive.

Compensation Philosophy

Vista's executive compensation philosophy is designed to attract, retain, and motivate highly qualified executives in line with three central themes: alignment, accountability, and attraction.

      o     Alignment with the long-term interests of our stockholders;

      o Accountability for results by linking the executive's compensation to Vista's financial performance and individual performance; and

      o     Attraction, motivation and retention of key executives.

The Compensation Committee annually conducts a full review of the performance of Vista and its executives in determining compensation levels. For 1999, the Compensation Committee considered various qualitative and quantitative indicators of Vista and individual performance in determining the level of compensation for Vista's Chief Executive Officer and its other executive officers. The review included an evaluation of Vista's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as growth in earnings, earnings per share, and Return on Equity. The Compensation Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Compensation Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Compensation Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Mid-Atlantic region.

Components of Executive Compensation

Base Salary

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Mid-Atlantic region. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

1998 Stock Compensation Plan

The Compensation Committee made no grants under this plan in 1999. Information on grants is set forth in the chart "Aggregated Option Exercises in 1999 and Year-End Option Values." The Compensation Committee believes that stock options encourage management to focus on total stockholder return and provide them an opportunity to share more directly in the creation of Vista value.

             Submitted By The Members Of The Compensation Committee

      Harold J. Curry   Dale F. Falcinelli     Barry L. Hajdu  J. Marshall Wolff
      Richard A. Cline  James T. Finegan, Jr.  Mark A. Reda

                     AGGREGATED OPTION EXERCISES IN 1999 AND
                             YEAR-END OPTION VALUES
                          (AS OF DECEMBER 31, 1999)(1)

-----------------------------------------------------------------------------------------------------------------------
                                                                                              Value of in-the-Money
                                                            Number of Unexercised             Unexercised Options at
                          Shares                             Options at Year-End                  Year-End (2)
                         Acquired          Value        ---------------------------------------------------------------
                        on Exercise      Realized       Exercisable       Unexercisable     Exercisable   Unexercisable
         Name             (#)(e)            ($)             (#)                (#)              ($)            ($)
-----------------------------------------------------------------------------------------------------------------------
Barbara Harding             -0-             -0-           10,395             10,395            2,132          2,132
-----------------------------------------------------------------------------------------------------------------------
David L. Hensley            -0-             -0-            5,775              5,775            1,184          1,184
-----------------------------------------------------------------------------------------------------------------------
Marc S. Winkler             -0-             -0-            5,775              5,775            1,184          1,184
-----------------------------------------------------------------------------------------------------------------------
William F. Keefe            -0-             -0-            5,775              5,775            1,184          1,184
-----------------------------------------------------------------------------------------------------------------------

(1) All numbers in the table have been adjusted to reflect a 10% stock dividend in 1998 and a 5% stock dividend in 1999.
(2)   Closing price of Vista common stock on December 31, 1999 was $16.875.

                          ESTIMATED RETIREMENT BENEFITS

Vista maintains a defined benefit pension plan covering all employees. Benefits under the plan are based on a "Cash Balance" type formula under which hypothetical accounts are maintained for each employee. The initial amount of this account was the actuarial present value of pension benefits earned under a prior formula. In subsequent years, this hypothetical account is increased by an annual addition based on the employee's salary and by interest. At retirement, the amount in this hypothetical account will be converted to the actuarially equivalent monthly income.

Estimated annual benefits payable upon retirement at normal retirement age (age
65) for each named executive are as follows:

                         Barbara Harding       $143,604
                         David L. Hensley      $ 77,478
                         Marc S. Winkler       $134,837
                         William F. Keefe      $121,188

These estimates are based on the assumption that base salaries will increase at an annual rate of 5% and assumes that no bonuses will be paid after 1999; the Social Security Taxable Wage Base will increase 5% per year; the federal limit on maximum compensation will grow at a ratio of 3% per year; and the maximum limit on plan benefits will increase such that it will not limit benefits for these employees.

Vista has also a 401(k) retirement savings plan. Under the 401(k) retirement savings plan, employee contributions are partially matched by Vista. Such matching becomes vested proportionally over five years of credited service.

FIVE-YEAR PERFORMANCE GRAPH*

The following graph and table compare the cumulative total stockholder return on Vista's Common Stock during the five-year period ending on December 31, 1999, with (i) the cumulative total return on the SNL Securities Corporate Performance Index(1) for-publicly-traded banks with total assets between $500 million and $1 billion in the Middle Atlantic area, and (2), (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in Vista Common Stock and each index was $100 on December 31, 1994, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

   [The following table was depicted as a line graph in the printed material]

                                                              Period Ending
                                 ------------------------------------------------------------------
Index                             12/31/94     12/31/95   12/31/96   12/31/97   12/31/98   12/31/99
---------------------------------------------------------------------------------------------------
Vista Bancorp, Inc.                100.00       139.24     157.24     222.35     270.85     232.43
NASDAQ - Total US                  100.00       141.33     173.89     213.07     300.25     542.43
SNL $500M-$1B Bank Index           100.00       132.76     165.97     269.80     265.28     245.56

-------------------------
(1) SNL Securities is a research and publishing firm specializing in the collection and dissemination of data on the banking, thrift and financial services industries.
(2) The Middle Atlantic area comprises the states of Delaware, Pennsylvania, Maryland, New Jersey and New York, the District of Columbia and Puerto Rico.

Item 12. Security Ownership of Certain Beneficial Owners and Management

THIS SECTION DESCRIBES HOW MUCH STOCK OUR DIRECTORS AND EXECUTIVE OFFICERS OWN. IT ALSO DESCRIBES THE PERSONS OR ENTITIES THAT OWN MORE THAN 5% OF OUR VOTING STOCK

                 STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of Common Stock owned by the executive officers and/or directors as of March 13, 2000. The aggregate number of shares owned by all directors and executive officers is 13.1%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.

-------------------------------------------------------------------------------------------------------------
                                         Amount and Nature of Shares Beneficially Owned as of March 13, 2000
                                         --------------------------------------------------------------------
                                                                             Aggregate Number of
             Name                             Options (1)                Shares Beneficially Owned (2)
-------------------------------------------------------------------------------------------------------------
Richard A. Cline                                     --                             258,772
-------------------------------------------------------------------------------------------------------------
Harold J. Curry                                      --                             108,444
-------------------------------------------------------------------------------------------------------------
Dale F. Falcinelli                                   --                               4,851
-------------------------------------------------------------------------------------------------------------
James T. Finegan, Jr.                                --                              38,380
-------------------------------------------------------------------------------------------------------------
Barry L. Hajdu                                       --                              49,009
-------------------------------------------------------------------------------------------------------------
Barbara Harding                                  10,395                              50,620(4)
-------------------------------------------------------------------------------------------------------------
David L. Hensley                                  5,775                              18,766
-------------------------------------------------------------------------------------------------------------
William F. Keefe                                  5,775                              39,013(4)
-------------------------------------------------------------------------------------------------------------
Mark A. Reda                                         --                              66,863
-------------------------------------------------------------------------------------------------------------
Marc S. Winkler                                   5,775                              12,926
-------------------------------------------------------------------------------------------------------------
J. Marshall Wolff                                    --                               8,643
-------------------------------------------------------------------------------------------------------------
Directors and Officers as a Group (3)            27,720                              631,749
-------------------------------------------------------------------------------------------------------------

(1)   Includes options exercisable within 60 days of March 13, 2000.
(2) Includes amounts listed in the options column plus shares held (a) directly, (b) jointly with a spouse, (c) individually by spouse, (d) by the transfer agent in the Vista dividend reinvestment account, and (e) in various trusts and custodial accounts.
(3) Includes 10 directors, 4 nominees for director, 6 officers - 11 persons in total.
(4) Includes 24,538 shares held in Vista's pension plan of which Mrs. Harding and Mr. Keefe are co-trustees who share investment and voting power with respect to these shares. Mrs. Harding and Mr. Keefe disclaim any beneficial ownership interest with respect to shares held in the pension plan.

                    VOTING STOCK OWNED BY "BENEFICIAL OWNER"

The following are the persons or entities known by Vista to own beneficially more than five percent of the Common Stock as of March 13, 2000.

----------------------------------------------------------------------------------------------------
            Name and Address                             Number of Shares          Percent of Class
----------------------------------------------------------------------------------------------------
Richard A. Cline
813 South Main Street
Stewartsville, New Jersey  08886                             258,772                     5.4%
----------------------------------------------------------------------------------------------------
Phillipsburg National Bank and Trust Company
305 Roseberry Street, P.O. Box 5360
Phillipsburg, New Jersey  08865                              384,773 (1)                 8.0%
----------------------------------------------------------------------------------------------------
Valley National Bank
1455 Valley Road
Wayne, New Jersey  07470                                     451,908 (2)                 9.4%
----------------------------------------------------------------------------------------------------
Wellington Management Company, LLP
75 State Street
Boston, Massachusetts  02109                                 303,101 (3)                 6.3%
----------------------------------------------------------------------------------------------------

(1) PNB's trust department holds these shares in various fiduciary capacities and PNB's officers vote some of these shares under the employee retirement plan.
(2) According to the Schedule 13D filed with Vista, Valley National Bancorp is the parent bank holding company for the Valley National Bank. Valley National Bancorp disclosed that it had no plans to increase its ownership interest above 9.99% of the Common Stock or to effect any merger, reorganization, tender offer, exchange offer or any other type of transaction involving Vista. Furthermore, Valley National Bank made certain commitments to the Federal Reserve Board, which were, among others, that without prior approval of the Federal Reserve Board, it would not: seek any representation on the Vista Board of Directors; exercise any controlling influence over Vista management or policies; and solicit or participate in soliciting proxies with respect to any matter presented to Vista stockholders.
(3) According to the Schedule 13G filed with Vista, Wellington Management Company, LLP is the parent company of the Wellington Trust Company, NA and made this filing in its capacity as investment advisor to its clients. No such client is known to have the right or power to direct the receipt of dividends from, or the proceeds from the sale of, such shares with respect to five percent or more of the outstanding Common Stock. Wellington Management Company, LLP indicated that it shares voting power for 197,155 shares and dispositive power for 303,101 shares.

Item 13. Certain Relationships and Related Transactions

We encourage our directors and executive officers to have banking and financial transactions with the Bank Subsidiaries. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by the Bank Subsidiaries at December 31, 1999, to our directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6.5 million or 14.8% of our total consolidated capital accounts. During 1999, advances and repayments on these loans were $15.1 million. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Our consolidated financial statements and notes to these statements as well as the applicable reports of the independent certified public accountants are filed at Exhibit 13 to this report and are incorporated in their entirety by reference under this Item 14(a)1.

      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes to these statements.

      3. The exhibits required by Item 601 of Regulation S-K are included under
Item 14(c) to this report.

(b) Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number Referred to
Item 601 of Regulation SK            Description of Exhibit
--------------------------           ----------------------
                       2                      None.
                       3                      None.
                       4                      None.
                       9                      None.
                      10                      None.
                      11                      None.
                      12                      None.
                      13           Portions of the Annual Report to Stockholders
                                   for Fiscal Year Ended December 31, 1999.
                      16                      None.
                      18                      None.
                      21           List of Subsidiaries of the Company.
                      22                      None.
                      23                      None.
                      24                      None.
                      27           Financial Data Schedule.
                      99           SEC Guide 3 Financial Information.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
    (Issuer)

            By:   /s/ Barbara Harding              Date:  March 17, 2000
                  -------------------
                  Barbara Harding
                  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Barbara Harding                           Date:  March 17, 2000
     --------------------------------
     Barbara Harding
     President and Director
     (Chief Executive Officer)


By:                                                Date:
     -------------------------------
     Richard A. Cline
     Director


By:  /s/ Harold J. Curry                           Date:  March 17, 2000
     -------------------------------
     Harold J. Curry
     Chairman of the Board
     and Director


By:  /s/ Dale F. Falcinelli                        Date:  March 17, 2000
     -------------------------------
     Dale F. Falcinelli
     Director


By:  /s/ James T. Finegan, Jr.                     Date:  March 17, 2000
     -------------------------------
     James T. Finegan, Jr.
     Director

By:  /s/ Barry L. Hajdu                            Date:  March 17, 2000
     -------------------------------
     Barry L. Hajdu
     Director

By:  /s/ David L. Hensley                          Date:  March 17, 2000
     -------------------------------
     David L. Hensley
     Director

By:  /s/ Mark A. Reda                              Date:  March 17, 2000
     -------------------------------
     Mark A. Reda
     Director

By:  /s/ Marc S. Winkler                           Date:  March 17, 2000
     -------------------------------
     Marc S. Winkler
     Director

By:  /s/ J. Marshall Wolff                         Date:  March 17, 2000
     -------------------------------
     J. Marshall Wolff
     Director

By:  /s/ William F. Keefe                          Date:  March 17, 2000
     -------------------------------
     William F. Keefe
     Executive Vice President and
      Chief Financial Officer
     (Chief Financial and
      Accounting Officer)

                                INDEX TO EXHIBITS

Item Number    Description                                                 Page
-----------    -----------                                                 ----

    13         Portions of the Annual Report to
                  Stockholders for Fiscal Year
                  Ended December 31, 1999...............................    37

    22         List of Subsidiaries of the Company......................    73

    27         Financial Data Schedule..................................    74

    99         SEC Guide 3 Financial Information........................    75