Form 10-Q
period 2000-03-31
VISTA BANCORP INC
filed 2000-05-15
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                              ----------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to _________________________

Commission file number          0-21264
                      --------------------------

                               VISTA BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        New Jersey                                     22-2870972
-------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)               Identification No.)

  305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey      08865
-----------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

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

      As of May 2, 2000, there were 5,070,654 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries

                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended March 31, 2000

                                      Index

                                                                            Page
Part I Financial Information

Item 1. Financial Statements:

         Consolidated Balance Sheets - March 31, 2000
          and December 31, 1999................................................3

         Consolidated Statements of Income - Three Months
          Ended March 31, 2000 and 1999........................................4

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2000 and 1999........................................5

         Notes to Consolidated Financial Statements ...........................6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................8

Part II Other Information

Item 1. Legal Proceedings.....................................................19

Item 2. Changes in Securities ................................................19

Item 3. Defaults Upon Senior Securities ......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................19

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                                        March 31,   December 31,
Amounts in Thousands (except per share and share data)                                                    2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
           Cash and due from banks                                                                    $  27,130     $  27,091
           Federal funds sold                                                                             7,460         2,150
           Short-term investments                                                                           959           156
------------------------------------------------------------------------------------------------------------------------------------
                    Total Cash and Cash Equivalents                                                      35,549        29,397
------------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $206,383 and $209,627 in 2000 and 1999, respectively)    197,632       202,275
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
           Mortgage                                                                                     132,973       130,544
           Commercial                                                                                   186,370       174,334
           Consumer                                                                                     108,595       106,000
------------------------------------------------------------------------------------------------------------------------------------
                    Total Loans                                                                         427,938       410,878
           Allowance for loan losses                                                                     (5,546)       (5,266)
------------------------------------------------------------------------------------------------------------------------------------
                    Total Net Loans                                                                     422,392       405,612
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                    7,475         6,934
Accrued interest receivable                                                                               3,454         3,607
Other assets                                                                                              7,441         6,843
------------------------------------------------------------------------------------------------------------------------------------
                             Total Assets                                                             $ 673,943     $ 654,668
====================================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
           Demand:
                    Noninterest-bearing                                                               $  66,662     $  68,188
                    Interest-bearing                                                                     92,548        88,558
           Savings                                                                                      140,102       142,334
           Time                                                                                         274,042       268,042
------------------------------------------------------------------------------------------------------------------------------------
                    Total Deposits                                                                      573,354       567,122
------------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                           35,498        30,835
Long-term debt                                                                                           16,500         8,500
Accrued interest payable                                                                                  1,474         1,597
Other liabilities                                                                                         2,950         2,654
------------------------------------------------------------------------------------------------------------------------------------
                             Total Liabilities                                                          629,776       610,708
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
           Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                    5,070,582 and 5,059,952 at March 31, 2000 and December 31, 1999, respectively         2,535         2,409
           Paid-in capital                                                                               30,341        26,674
           Retained earnings                                                                             17,636        20,213
           Accumulated other comprehensive income                                                        (6,345)       (5,336)
------------------------------------------------------------------------------------------------------------------------------------
                    Total Shareholders' Equity                                                           44,167        43,960
------------------------------------------------------------------------------------------------------------------------------------
                                  Total Liabilities and Shareholders' Equity                          $ 673,943     $ 654,668
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                                     For the Quarter Ended March 31,
Amounts in Thousands (except per share and share data)                                     2000           1999
------------------------------------------------------------------------------------------------------------------------------------

Interest Income:
       Interest and fees on loans                                                   $     8,512     $    7,452
       Interest on federal funds sold                                                        40             39
       Interest on short-term investments                                                    14             40
       Interest on securities:
             Taxable                                                                      2,750          2,218
             Nontaxable                                                                     528            420
------------------------------------------------------------------------------------------------------------------------------------
                   Total Interest Income                                                 11,844         10,169
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
       Interest on deposits                                                               5,012          4,435
       Interest on borrowed funds                                                           404            180
       Interest on long-term debt                                                           139             54
------------------------------------------------------------------------------------------------------------------------------------
                   Total Interest Expense                                                 5,555          4,669
------------------------------------------------------------------------------------------------------------------------------------
                        Net Interest Income                                               6,289          5,500
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                   316            225
------------------------------------------------------------------------------------------------------------------------------------
                        Net Interest Income after Provision for Loan Losses               5,973          5,275
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
       Service charges on deposit accounts                                                  557            452
       Other service charges                                                                338            343
       Net gains on sales of SBA loans                                                      151            111
       Net (losses) gains on sales of securities                                           (242)            71
       Trust and Asset Management Revenues                                                   94             84
       Other income                                                                          54             73
------------------------------------------------------------------------------------------------------------------------------------
                   Total Noninterest Income                                                 952          1,134
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
       Salaries and benefits                                                              2,268          2,214
       Occupancy expense                                                                    487            444
       Furniture and equipment expense                                                      541            531
       Marketing expense                                                                    184            167
       Other expense                                                                        897            907
------------------------------------------------------------------------------------------------------------------------------------
                   Total Noninterest Expense                                              4,377          4,263
------------------------------------------------------------------------------------------------------------------------------------
                        Income Before Provision for Income Taxes                          2,548          2,146

Provision for Income Taxes                                                                  799            673
------------------------------------------------------------------------------------------------------------------------------------
                            Net Income                                              $     1,749     $    1,473
------------------------------------------------------------------------------------------------------------------------------------

                            Earnings per Share                                      $      0.34     $     0.29
------------------------------------------------------------------------------------------------------------------------------------

                            Weighted Average Number of Common Shares Outstanding      5,058,377      5,048,463
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                               Three Months Ended March 31,
                                                                                                    2000         1999
                                                                                                ---------------------------
Cash Flows From Operating Activites:
          Net Income                                                                            $  1,749     $  1,473
          Adjustments to reconcile net income to net cash
           provided by operating activities:
                  Depreciation and amortization                                                      233          228
                  Provision for loan losses                                                          316          225
                  Decrease (increase) in accrued interest receivable                                 153         (185)
                  Increase in accrued interest payable                                              (123)         (71)
                  Net change in other assets and other liabilities                                   144          987
                  Net amortization of premium on securities                                           26          139
                  Net losses (gains) on sales of securities                                          242          (71)
                  Net gains on sales of loans                                                       (151)        (111)
---------------------------------------------------------------------------------------------------------------------
                                    Net Cash Provided By Operating Activities                      2,589        2,614
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
          Proceeds from maturities of securities available for sale                                6,351       13,032
          Proceeds from sales of securities available for sale                                    14,564        7,215
          Purchases of securities available for sale                                             (17,938)     (33,240)
          Net increase in loans                                                                  (19,113)      (5,465)
          Proceeds from sales of loans                                                             2,092        1,732
          Net capital expenditures                                                                  (755)        (258)
---------------------------------------------------------------------------------------------------------------------
                                    Net Cash Used for Investing Activities                       (14,799)     (16,984)
---------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
          Net increase (decrease) in demand and savings deposits                                     232       (9,432)
          Net increase in time deposits                                                            6,000       14,049
          Net increase in borrowed funds                                                           4,663        5,242
          Net increase in long-term debt                                                           8,000        2,500
          Net proceeds from issuance of common stock                                                 269          292
          Net treasury stock transactions                                                           (128)        (196)
          Cash dividends paid                                                                       (674)        (549)
---------------------------------------------------------------------------------------------------------------------
                                    Net Cash Provided By Financing Activities                     18,362       11,906
---------------------------------------------------------------------------------------------------------------------

                                        Net Increase (Decrease) in Cash and Cash Equivalents       6,152       (2,464)
                                        Cash and Cash Equivalents, Beginning of Period            29,397       33,001
---------------------------------------------------------------------------------------------------------------------
                                        Cash and Cash Equivalents, End of Period                $ 35,549     $ 30,537
=====================================================================================================================
Supplemental Disclosures of Cash Flow Information:
          Interest paid                                                                         $  5,678     $  4,740
          Income taxes paid                                                                           50           88

Supplemental Disclosures of Investing and Financing Activities:
          Transfers from loans to other real estate owned                                             85            0

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

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1999.

      Results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" was issued in June 1999. SFAS No. 137 delays the implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. This delay was due to the complexity of implementing this standard along with Year 2000 considerations. Currently, we do not invest in derivative instruments nor engage in hedging activities. Adoption of SFAS 137 is not expected to have a material impact on Vista.

Note 3. Earnings per Share

      Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividends declared in April 2000 and April 1999.

      On April 21, 2000, we declared a 5 percent stock dividend to shareholders' of record May 12, 2000 and payable May 26, 2000. Following payment of this dividend, Vista will have approximately 5.1 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 21, 2000.

Vista Bancorp, Inc. and Subsidiaries

      On April 16, 1999, Vista declared a 5 percent stock dividend to shareholders' of record May 3, 1999 and payable May 21, 1999. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price of the stock on April 16, 1999.

Note 4. Other Comprehensive Income

      Vista held securities classified as available for sale, which experienced net unrealized pre-tax depreciation in value of $1.4 million during the quarter ended March 31, 2000. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

                                               Before-Tax     Tax     Net-of-Tax
(Amounts in thousands)                           Amount    (Benefit)    Amount

Unrealized losses on securities:
     Unrealized holding losses arising during
       period                                   $(1,640)     $(455)     $(1,185)
     Less: reclassification adjustment for
       losses realized in net  income              (242)       (66)        (176)
                                                --------------------------------
Net unrealized loss                              (1,398)      (389)      (1,009)
                                                --------------------------------
Other comprehensive loss                        $(1,398)     $(389)     $(1,009)
                                                ================================

Vista Bancorp, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Forward Looking Statements" in Vista's Annual Report and Form 10-K for the year-ended December 31, 1999.

Recent Developments

Vista Bank, N.A.

      In March, the Board of Directors of Vista Bancorp, Inc. announced plans to unify Phillipsburg National Bank and Trust Company (PNB) and Twin Rivers Community Bank (TRCB) into Vista Bank, N.A. Application has been made to the appropriate banking regulators requesting approval of the name change. The unification will increase customer convenience through access to 15 branches across northwestern New Jersey and eastern Pennsylvania. We have communicated this unification through press releases, our 1999 Annual Report and various other mediums.

Operations Center

      In May, we will open our new Operations Center at the Hillcrest Mall, Phillipsburg, New Jersey. This facility will house the technology, deposit and loan operations departments.

Results of Operations for the periods ended March 31, 2000 and March 31, 1999

Earnings Summary

Earnings highlights for the quarter include:

      o Net income increased 19 percent to $1.749 million from $1.473 million.
      o Diluted earnings per share, adjusted for the stock dividend declared April 22, 2000, increased 17 percent to $.34 from $.29 per diluted share.
      o     Return on average assets improved to 1.06 percent from 1.02 percent.
      o Return on average equity increased to 14.24 percent from 13.01 percent.

Net income increased due to strong growth in net interest income, offset in part by security losses, higher operating expenses and an increased provision for loan losses.

We continue to pursue earnings improvement strategies such as:

      o     Improving the mix of earning assets through commercial lending.
      o Recognizing security losses for reinvestment into higher-yielding securities.

Vista Bancorp, Inc. and Subsidiaries

      o Investing in technology, facilities and personnel to increase efficiency and improve productivity.
      o Consolidating deposit and loan products at PNB and TRCB to reduce inefficiency within product lines and centralize pricing decisions.

Net Interest Income

      Tax-equivalent net interest income increased 16 percent to $6.6 million for the quarter ended March 31, 2000 compared to $5.7 million in 1999. This increase was due to the:

      o     Substantial increase in interest earning assets, and
      o     Wider net interest margin.

      Interest-earning assets increased $73.1 million to $630.8 million for the quarter. Commercial and consumer loans contributed $50.9 million of this growth as we continue to emphasize developing a more profitable product mix. Additionally, average securities increased $29.7 million due primarily to leverage transactions. During this period, our net interest margin expanded to
4.18 percent from 4.15 percent in 1999.

      Our tax-equivalent yield on average earning assets increased 17 basis points to 7.72 percent. This resulted from the:

      o     Improved mix of earning assets and strong commercial loan growth.
      o     Higher level of market interest rates.
      o     Reinvestment of security proceeds into higher yielding instruments.

      Our average cost of interest-bearing liabilities increased 14 basis points to 4.10 percent. This increased due to:

      o     Higher interest rate environment.
      o     Competitive pricing pressure in growing time deposits.
      o Slower pace of core deposit growth as customers seek higher yielding alternative investments.
      o     Increased use of FHLB borrowings to fund asset growth.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended March 31, 2000 and 1999, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

Vista Bancorp, Inc. and Subsidiaries

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                                     2000                                  1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       Average                     Average     Average                    Average
                                                       Balances        Interest     Rates      Balances       Interest     Rates
Amounts in Thousands (except percentages)                                 (1)        (2)                        (1)         (2)
---------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and securities purchased
     under agreements to resell                      $   2,884      $      40       5.58%     $  3,312      $    39        4.78%
Short-term investments                                     982             14       5.73%        3,333           40        4.87%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL SHORT-TERM INVESTMENTS                        3,866             54       5.62%        6,645           79        4.82%
---------------------------------------------------------------------------------------------------------------------------------

Securities:
     U.S. Treasury                                       9,438            136       5.80%       12,578          186        6.00%
     U.S. Government agencies and corporations         130,095          2,191       6.77%      113,151        1,739        6.23%
     States and other political subdivisions (3)        42,070            743       7.10%       36,018          609        6.86%
     Other                                              27,678            455       6.61%       17,752          293        6.69%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES                                  209,281          3,525       6.77%      179,499        2,827        6.39%
---------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:(4)
       Mortgage                                        131,706          2,470       7.54%      136,595        2,569        7.63%
       Commercial (3)                                  178,645          3,926       8.84%      139,307        2,997        8.72%
       Consumer                                        107,325          2,137       8.01%       95,716        1,906        8.08%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                       417,676          8,533       8.22%      371,618        7,472        8.15%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                   $ 630,823         12,112       7.72%      557,762       10,378        7.55%
---------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                 20,162                                  19,973
Allowance for loan losses                               (5,422)                                 (4,633)
Other assets                                            15,171                                  15,328
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-EARNING ASSETS                   29,911                                  30,668
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                    $ 660,734                               $ 588,430
=================================================================================================================================

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
     Demand                                          $  91,551      $     406       1.78%     $ 83,339      $   385        1.87%
     Savings                                           140,602          1,052       3.01%      133,627          984        2.99%
     Time                                              216,851          2,846       5.28%      195,751        2,519        5.22%
     Time deposits $100,000 and over                    53,510            708       5.32%       42,913          547        5.17%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS                   502,514          5,012       4.01%      455,630        4,435        3.95%
---------------------------------------------------------------------------------------------------------------------------------

     Borrowed funds                                     32,947            404       4.93%       19,027          180        3.84%
     Long-term debt                                      9,511            139       5.88%        3,583           54        6.11%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL BORROWED FUNDS AND LONG-TERM DEBT            42,458            543       5.14%       22,610          234        4.20%
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                544,972          5,555       4.10%      478,240        4,669        3.96%
---------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                     61,961                                  60,022
Other liabilities                                        4,392                                   4,250
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-BEARING LIABILITIES              66,353                                  64,272
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                    49,409                                  45,918
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 660,734                               $ 588,430
=================================================================================================================================

Interest Income/Earning Assets                                         12,112       7.72%                    10,378        7.55%
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                         5,555       3.54%                     4,669        3.40%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                  $   6,557       4.18%                   $ 5,709        4.15%
================================================================================================================================

      (1) Interest on loans includes fee income.
      (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
      (3) Tax-equivalent adjustments were $268 thousand for 2000 and $209 thousand for 1999.
      (4) Includes nonaccrual loans.
      (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

Vista Bancorp, Inc. and Subsidiaries

Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)
--------------------------------------------------------------------------------

                                                                  Three Months Ended March 31,
                                                                         2000 vs. 1999
                                                                  --------------------------------
                                                                           Increase (Decrease)
                                                                            Due to Changes in:
                                                                  --------------------------------
                                                                   Total        Average    Average
Amounts in Thousands                                              Change(1)      Volume      Rate
==================================================================================================
Interest Income:
Federal funds sold                                                $     1      $    (5)     $   6
Short-term investments                                                (26)         (32)         6
--------------------------------------------------------------------------------------------------
      Total Short-term Investments                                    (25)         (37)        12
--------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                       (50)         (45)        (5)
  U.S. Government agencies and corporations                           452          277        175
  States and other political subdivisions                             134          106         28
  Other                                                               162          163         (1)
--------------------------------------------------------------------------------------------------
      Total Securities                                                698          501        197
--------------------------------------------------------------------------------------------------

Loans, net of unearned income:(2)
  Mortgage                                                            (99)         (92)        (7)
  Commercial                                                          929          864         65
  Consumer                                                            231          231          0
--------------------------------------------------------------------------------------------------
      Total Loans                                                   1,061        1,003         58
--------------------------------------------------------------------------------------------------
          Total Interest Income                                     1,734        1,467        267
--------------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                               21           37        (16)
  Savings                                                              68           52         16
  Time                                                                327          277         50
  Time deposits $100,000 and over                                     161          140         21
--------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                 577          506         71
--------------------------------------------------------------------------------------------------

  Borrowed funds                                                      224          160         64
  Long-term debt                                                       85           87         (2)
--------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                         309          247         62
--------------------------------------------------------------------------------------------------
          Total Interest Expense                                      886          753        133
--------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)         $   848      $   714      $ 134
==================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2) Includes nonaccrual loans.

Vista Bancorp, Inc. and Subsidiaries

Noninterest Income

      Total noninterest income decreased 16 percent to $952 thousand for the quarter ended March 31, 2000 compared to a year ago. Excluding the gains recognized on SBA loan sales and the losses recognized on security sales, noninterest income increased 10 percent to $1.04 million. The increase was due to:

      o Fees assessed to customers for insufficient funds on checking accounts (NSF), and

      o     Increased fees assessed to customers for ATM/Debit cards.

      Net gains recorded on the sale of the guaranteed portion of SBA loans totaled $151 thousand for the quarter compared to $111 thousand a year ago.

      During the course of the quarter ended March 31, 2000, we sold $14.6 million of investment securities to fund commercial loan demand and to reposition the investment portfolio for the likelihood of higher interest rates in the future.

      The sales consisted of pass-through mortgage-backed securities, US Treasury Securities, agency debt securities, tax exempt investments and corporate bonds. The sales are not exected to have an adverse impact on earnings, investment portfolio yields or the net interest margin as the proceeds were reinvested into higher-yielding commercial loans.

      For the quarter ended March 31, 1999, we recognized $71 thousand in net gains on the sale of $7.2 million of investment securities. The sales consisted primarily of US Treasury Securities with unrealized gains and the proceeds were reinvested into higher-yielding mortgage-backed securities.

      In the normal course of business we assess fees, known as NSF fees, to customers who write checks against their demand accounts but at the time of presentation there are insufficient funds available in the account. We then return the check and assess a fixed fee per reviewed item. During the first quarter of 2000, we enacted a new policy and fee structure for customers with insufficient funds in their demand accounts. The new fee structure included an increase in the per check charge as well as a daily fee for as long as the account remains in NSF status. We also adopted maximum daily limits on the amount of fees assessed.

      For the quarter ended March 31, 2000, NSF fee income increased 78 percent to $315 thousand compared to $177 thousand earned in the same quarter of 1999. We estimate the entire increase was attributed to the change in the fee structure for NSF activities.

Noninterest Expense

      Total noninterest expense increased 3 percent to $4.4 million for the quarter ended March 31, 2000, from the comparable quarter in 1999.

      Our increased operating expenses may be attributed to our strategy to continually invest in facilities, technology and personnel to support asset growth. Over the past year, we opened two branches in Bethlehem, Pennsylvania and relocated our Trust and Asset Management facility. In May, the new Operations Center location will be opened.

      Our ability to grow the franchise while effectively controlling expenses can be quantified using two benchmarks. One benchmark, which considers noninterest expense as a percent of average assets, improved to 2.66 percent from 2.85 percent in the first quarter 1999. Second, the efficiency ratio which measures the cost of generating one incremental dollar of revenue, improved to
56.47 percent compared to 62.95 percent.

Vista Bancorp, Inc. and Subsidiaries

      The primary contributors to increased operating expenses compared to the first quarter 1999 included:

      o     Lease expense on the new Operations Center.
      o     Advertising expenses related to the unification of PNB and TRCB.

      The provision for income taxes increased to $799 thousand for the quarter due to a higher level of pre-tax earnings. The effective tax rate equaled 31.4 percent for the quarter ended March 31, 2000 and 1999.

Financial Condition - March 31, 2000 versus December 31, 1999

      Total consolidated assets increased 3 percent to $673.9 million at March 31, 2000 from $654.7 million at December 31, 1999. This increase was comprised of:

      o     $17.1 million growth in loans,
      o     $6.2 million increase in cash and cash equivalents, and a
      o     $4.6 million decrease in securities available for sale.

      Total loans increased $17.1 million during the quarter due primarily to commercial loans which increased $12 million and represent 44 percent of the total loan portfolio at quarter-end. This resulted from our strategy of larger dollar, higher yielding commercial lending. Mortgages decreased to 31 percent of the total portfolio at quarter-end while consumer loans remained constant at 25 percent. Strategic realignment of the portfolio over the past few years resulted in the decline of the mortgage concentration and the increase in the commercial concentration.

      We recognize the additional risks associated with our commercial loan growth strategy and we continue to adhere to loan-to-value, debt coverage and collateral standards which are appropriate. This strength is evident in the low level of our past due and non-performing commercial loans on a current as well as historical basis. Also, the majority of our commercial portfolio is secured by liens on commercial or residential real estate. We believe the strength of our loan and administrative management and quality of our underwriting mitigates these risks. However, we cannot guarantee how the real estate market will react or how our commercial borrowers will be impacted by adverse economic events.

      Total cash and cash equivalents increased $6.2 million during the first quarter due to increases in federal funds sold and other short-term investments.

      Total securities available for sale decreased $4.6 million to $197.6 million as of March 31, 2000 compared to $202.3 million at December 31, 1999. The decrease was due to $17.9 million in purchases offset by $14.6 million in sales, $6.4 million in maturities and principal repayments, and a $1.4 million depreciation in market value of the portfolio since year-end. Increased market interest rates and widening of credit spreads combined to depress values of

Vista Bancorp, Inc. and Subsidiaries

fixed rate securities. We sold securities during the quarter for reinvestment and liquidity purposes. The concentration of the portfolio remained virtually unchanged from year-end.

      Asset growth was funded by a combination of long-term debt, deposits and borrowed funds.

      During the quarter, we entered into $10 million in term advances with the Federal Home Loan Bank for liquidity purposes. This consisted of $8 million in long-term borrowings (maturities of one-year or more) and $2 million in short-term funding. An increase in overnight repurchase agreement balances also contributed to the increase in borrowings. Leverage transactions, where borrowed funds are used to purchase investment securities, equaled $18.5 million and remained unchanged from year-end.

      Total deposits increased $6.2 million to $573.4 million as of March 31, 2000. The majority of deposit growth occurred in time deposits. Due to the increased rate environment, core checking and savings account balances have remained relatively unchanged. Customers are investing in higher yielding time deposits and other alternative investments. Deposit concentrations remained virtually unchanged from year-end 1999.

Asset Quality

      Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased 9 percent to $3.5 million at March 31, 2000. The increase was due to the addition of non-performing mortgage loans which are well secured by real estate and historically experience nominal losses. OREO increased to $588 thousand with the addition of one property. Non-performing assets equaled less than one percent of total loans and OREO at March 31, 2000 and December 31, 1999.

      Commercial non-performing loans decreased to 42 percent of total nonaccrual loans at March 31, 2000 from 46 percent at December 31, 1999, while nonaccrual residential mortgage loans increased to 45 percent from 38 percent. Consumer nonaccrual loans decreased to 13 percent of total nonaccrual loans from 16 percent at December 31, 1999.

Amounts in thousands               March 31, 2000  December 31, 1999  March 31, 1999
--------------------               --------------  -----------------  --------------
Non-performing loans                    $2,919           $2,672            $1,814
Other real estate owned                    588              553             1,017
                                        ------           ------            ------
Total non-performing assets             $3,507           $3,225            $2,831

Loans past due 90 days and
  on accrual status                     $    0           $   19            $  153

Vista Bancorp, Inc. and Subsidiaries

Impaired Loans

      A loan is considered impaired when, after we have considered current information and events, it is probable that we will be unable to collect all amounts, including principal and interest, according to the contractual terms of the loan agreement. We consider the following in identifying impaired loans:

      o     A default has occurred or is expected to occur,
      o The payment of principal and/or interest or other cash flows is greater than 90 days past due, or
      o We have serious doubts about the ability to collect future cash flows, even if the loan is currently performing.

      Once we identify a loan as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, as amended by SFAS No. 118. We measure impairment of a loan based on the present value of expected future cash flows, or on the fair value of any collateral. If the resulting value is less than the recorded investment (book value) in the impaired loan, an allowance is established for the amount deemed not collectible.

      Generally, when a loan becomes impaired, interest stops accruing and any previously accrued but unpaid interest on the loan is reversed against interest revenue. When we doubt that we can collect the remaining recorded investment, any interest received is applied first against the recorded investment until paid in full, second as a recovery to the allowance up to any previously charged off amounts on the impaired loan, and third as interest revenue. When we deem it highly certain that we will collect the remaining recorded investment, interest revenue is recorded on a cash basis as payments are received.

      An impaired loan is restored to performing status when principal and interest are deemed to be fully collectible in accordance with the contractual terms of the loan agreement. Once an impaired loan is returned to performing status, any previous allowance allocated is removed, interest accrues according to the original terms of the contract, and principal payments are applied first to the loan balance until paid in full, then as recoveries of charge-offs, and finally as interest income.

      At March 31, 2000, total impaired loans equaled $4.8 million, of which $2.9 million are non-performing loans. This represented an increase of $1.4 million from year-end 1999 due to higher non-performing loans and the addition of one borrower who was individually deemed impaired. This loan was classified as impaired due to insufficient cash flow, inadequate guarantor support and the failure to meet revised loan covenants. A $150 thousand specific loan loss reserve allocation has been established for this borrower. A total specific reserve allocation of $506 thousand has been established for all impaired loans.

Vista Bancorp, Inc. and Subsidiaries

Allowance for Loan Losses

      The allowance for loan losses increased to $5.5 million or 1.30 percent of total loans at March 31, 2000 from $5.3 million or 1.28 percent of total loans at December 31, 1999. The allowance increased due to a higher quarterly provision less charge-offs, net of recoveries, totaling $36 thousand.

      The provision for loan losses increased $91 thousand or 41 percent to $316 thousand for the quarter. Loan growth and an increased concentration of commercial loans drove this increase. Over the past year, average total loans increased $46.1 million. Average commercial loans increased $39.3 million to represent 44 percent of average total loans at March 31, 2000. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or several of these loans may result in a possible significant increase in non-performing loans. An increase in non-performing loans could result in a loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

      We maintain an allowance for loan losses to absorb any loan losses based on our historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. In evaluating our allowance for loan losses, we segment our loans into the following categories:

      o     Commercial (including investment property mortgages),
      o     Residential mortgages, and
      o     Consumer.

We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $200 thousand are reviewed individually. After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

      o     Historical loss levels,
      o     Prevailing economic conditions,
      o     Delinquency trends,
      o     Changes in the nature and volume of the portfolio,
      o     Concentrations of credit risk, and
      o     Changes in loan policies or underwriting standards.

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

Vista Bancorp, Inc. and Subsidiaries

                                                       For The Three Months
                                                           Ended March 31,
Amounts in thousands                                    2000             1999
--------------------                                  --------         --------

Average loans outstanding                             $417,676         $371,619
Total loans at end of period                           427,938          373,353

Allowance for loan losses:
  Balance at beginning of period                         5,266            4,524
      Charge-offs:
          Commercial                                        26               --
          Real estate - mortgage                            --               --
          Installment                                       49               39
                                                      --------         --------
             Total charge-offs                              75               39
      Recoveries:
          Commercial                                        27                3
          Real estate - mortgage                            --               --
          Installment                                       12                9
                                                      --------         --------
             Total                                          39               12
                                                      --------         --------

      Net charge-offs:                                      36               27
      Provision for loan losses                            316              225
                                                      --------         --------
  Balance at end of period                            $  5,546         $  4,722
                                                      --------         --------

Net charge-offs as a percent of average                   0.01%            0.01%
  loans outstanding during period                     ========         ========

Allowance for loan losses as a percent                    1.30%            1.26%
  of total loans                                      ========         ========

Liquidity

      At March 31, 2000, cash and cash equivalents equaled $35.5 million representing an increase of $6.1 million from the $29.4 million in cash and cash equivalents at December 31, 1999.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $6.1 million increase in cash and cash equivalents was attributed to combined net cash flows provided by operating and financing activities totaling $20.9 million, offset by investing activities of $14.8 million.

      At quarter-end net cash provided by operating activities equaled $2.6 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

Vista Bancorp, Inc. and Subsidiaries

      Net cash used in investing activities totaled $14.8 million. This consisted of $17.9 million of security purchases and $19.1 million of net loans. Proceeds received through maturities and sales of investment securities and loans provided $20.9 million in funding for these investments.

      Net cash provided by financing activities totaled $18.3 million. This included $8.0 million in long-term debt, $6.2 million of net deposit growth and $4.7 million in borrowed which offset cash dividends paid and share repurchases.

Capital Resources

      Total shareholders' equity increased $200 thousand to $44.2 million at March 31, 2000 from $44.0 million at December 31, 1999. Changes in shareholders' equity included:

      o     $1.75 million in net income,
      o $269 thousand in capital raised through the dividend reinvestment plan,
      o $1.0 million depreciation in the market value of available for sale securities,
      o     $674 thousand in cash dividends paid, and
      o     $128 thousand in share repurchases.

Our dividend payout ratio equaled 38.5 percent for the quarter ended March 31, 2000 compared to 37.3 percent in 1999.

      At March 31, 2000, the Bank's available for sale portfolio contained a $6.3 million unrealized loss compared to a $5.3 million unrealized loss at December 31, 1999. The portfolio's market value depreciated due to the increase in absolute market interest rates during the quarter and widening credit spreads in the financial markets.

      During the first quarter 1999, the Board of Directors authorized the extension of the share repurchase program to include an additional 100,000 shares. These purchases are made pursuant to section 10b-18 from time to time in open market transactions in the discretion of management and stock availability.

      As of March 31, 1999, the initial 100,000 shares had been purchased at a cost of $2.0 million or an average of $20.18 per share. Under the augmented program, 42,600 shares had been purchased at a cost of $764 thousand or an average of $17.93 per share through April 24, 2000.

      Vista maintained a Tier I risk-based capital ratio of 11.70 percent and a total risk-based capital ratio of 12.95 percent at March 31, 2000, compared to
12.00 percent and 13.25 percent, respectively, at December 31, 1999. Vista maintained a leverage capital ratio of 7.63 percent at March 31, 2000 and 7.45 percent at December 31, 1999.

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

      (b) Reports on Form 8-K

            On March 17, 2000 we filed form 8-K stating that the Board of Directors approved the unification of our two wholly owned subsidiary banks, Phillipsburg National Bank and Trust Company and Twin Rivers Community Bank. The unified banks will trade under the name Vista Bank, N.A.

Vista Bancorp, Inc. and Subsidiaries

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Vista Bancorp, Inc.
-------------------------
       (Registrant)

Dated: May 15, 2000
       ------------


                                        By /s/ William F. Keefe
                                          --------------------------------------

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