Form 10-Q
period 2000-06-30
VISTA BANCORP INC
filed 2000-08-14
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2000
                              --------------------------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _____________________

Commission file number          0-21264
                       ------------------------------------------

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

      As of August 4, 2000, there were 5,091,706 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries

                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended June 30, 2000

                                      Index

                                                                            Page
Part I     Financial Information

Item 1.    Financial Statements:

            Consolidated Balance Sheets - June 30, 2000
                    and December 31, 1999..................................... 3

            Consolidated Statements of Income - Three Months and Six Months
                    Ended June 30, 2000 and 1999.............................. 4

            Consolidated Statements of Cash Flows - Three Months and Six Months
                    Ended June 30, 2000 and 1999.............................. 5

            Notes to Consolidated Financial Statements ....................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................  8

Part II    Other Information

Item 1.    Legal Proceedings................................................. 19

Item 2.    Changes in Securities ............................................ 19

Item 3.    Defaults Upon Senior Securities .................................. 19

Item 4.    Submission of Matters to a Vote of Security Holders............... 19

Item 5.    Other Information................................................. 22

Item 6.    Exhibits and Reports on Form 8-K.................................. 22

CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,           December 31,
Amounts in Thousands (except per share and share data)                                                2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents:

          Cash and due from banks                                                                    $ 23,062             $ 27,091

          Federal funds sold                                                                           10,200                2,150

          Short term investments                                                                          740                  156
------------------------------------------------------------------------------------------------------------------------------------

                   Total Cash and Cash Equivalents                                                     34,002               29,397
------------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $198,476 and $209,627 in 2000 and 1999, respectively)  190,833              202,275
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:

          Mortgage                                                                                    135,715              130,544

          Commercial                                                                                  205,813              174,334

          Consumer                                                                                    110,567              106,000
------------------------------------------------------------------------------------------------------------------------------------

                   Total Loans                                                                        452,095              410,878

          Allowance for loan losses                                                                    (5,808)              (5,266)
------------------------------------------------------------------------------------------------------------------------------------

                   Total Net Loans                                                                    446,287              405,612
------------------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                  7,759                6,934

Accrued interest receivable                                                                             3,726                3,607

Other assets                                                                                            6,980                6,843
------------------------------------------------------------------------------------------------------------------------------------

                           Total Assets                                                             $ 689,587            $ 654,668
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Deposits:

          Demand:

                   Noninterest bearing                                                               $ 70,165             $ 68,188

                   Interest bearing                                                                    92,476               88,558

          Savings                                                                                     137,840              142,334

          Time                                                                                        284,721              268,042
------------------------------------------------------------------------------------------------------------------------------------

                   Total Deposits                                                                     585,202              567,122
------------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                         40,915               30,835

Long term debt                                                                                         13,500                8,500

Accrued interest payable                                                                                1,404                1,597

Other liabilities                                                                                       2,347                2,654
------------------------------------------------------------------------------------------------------------------------------------

                           Total Liabilities                                                          643,368              610,708
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:

          Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,

                   5,091,706 and 4,819,002 at June 30, 2000 and December 31, 1999, respectively         2,546                2,409

          Paid in capital                                                                              30,626               26,674

          Retained earnings                                                                            18,615               20,213

          Accumulated other comprehensive income                                                       (5,568)              (5,336)
------------------------------------------------------------------------------------------------------------------------------------

                   Total Shareholders' Equity                                                          46,219               43,960
------------------------------------------------------------------------------------------------------------------------------------

                                Total Liabilities and Shareholders' Equity                          $ 689,587            $ 654,668
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

                                                                              Three Months Ended June 30,  Six Months Ended June 30,

Amounts in Thousands (except per share and share data)                                 2000         1999           2000         1999
------------------------------------------------------------------------------------------------------------------------------------

Interest Income
      Interest and fees on loans                                                $     9,213  $     7,694    $    17,724  $    15,146

      Interest on federal funds sold                                                    135          150            175          189

      Interest on short term investments                                                 14           39             28           79

      Interest on securities:

           Taxable                                                                    2,680        2,381          5,432        4,571

           Nontaxable                                                                   501          477          1,028          925
------------------------------------------------------------------------------------------------------------------------------------

                Total Interest Income                                                12,543       10,741         24,387       20,910
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:

      Interest on deposits                                                            5,367        4,652         10,379        9,087

      Interest on borrowed funds                                                        487          208            891          388

      Interest on long term debt                                                        241          107            380          161
------------------------------------------------------------------------------------------------------------------------------------

                Total Interest Expense                                                6,095        4,967         11,650        9,636
------------------------------------------------------------------------------------------------------------------------------------

                     Net Interest Income                                              6,448        5,774         12,737       11,274
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                               315          252            631          477
------------------------------------------------------------------------------------------------------------------------------------

                     Net Interest Income after Provision for Loan Losses              6,133        5,522         12,106       10,797
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:

      Service charges on deposit accounts                                               539          475          1,096          927

      Other service charges                                                             225          304            508          584

      Net gains on sales of SBA loans                                                    14          134            165          245

      Net gains (losses) on sales of securities                                          20           17           (222)          88

      Trust and Asset Management Revenues                                                82           76            177          161

      Other income                                                                      122           89            240          227
------------------------------------------------------------------------------------------------------------------------------------

                Total Noninterest Income                                              1,002        1,095          1,964        2,232
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:

      Salaries and benefits                                                           2,184        2,281          4,451        4,495

      Occupancy expense                                                                 497          425            983          869

      Furniture and equipment expense                                                   647          547          1,188        1,078

      Marketing expense                                                                 181          206            366          374

      Other expense                                                                   1,087        1,048          1,995        1,957
------------------------------------------------------------------------------------------------------------------------------------

                Total Noninterest Expense                                             4,596        4,507          8,983        8,773
------------------------------------------------------------------------------------------------------------------------------------

                     Income Before Provision for Income Taxes                         2,539        2,110          5,087        4,256

Provision for Income Taxes                                                              798          628          1,598        1,301
------------------------------------------------------------------------------------------------------------------------------------

                         Net Income                                             $     1,741  $     1,482    $     3,489  $     2,955
------------------------------------------------------------------------------------------------------------------------------------

                         Earnings per Share                                     $      0.34  $      0.29    $      0.69  $      0.59
------------------------------------------------------------------------------------------------------------------------------------

                         Weighted Average Number of Common Shares Outstanding     5,074,647    5,050,406      5,066,602    5,049,221
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Amounts in Thousands

                                                                              Six Months Ended June 30, 2000

                                                                                     2000        1999
                                                                              -------------------------------
Cash Flows From Operating Activites:

        Net Income                                                                $  3,489    $  2,955

        Adjustments to reconcile net income to net cash

         provided by operating activities:

               Depreciation and amortization                                           490         473

               Provision for loan losses                                               631         477

               Increase in accrued interest receivable                                (119)       (194)

               Decrease in accrued interest payable                                   (193)        (16)

               Net change in other assets and other liabilities                       (141)        154

               Net amortization of premium on securities                                41         269

               Net losses (gains) on sales of securities                               222         (88)

               Net gains on sales of loans                                            (165)       (245)
-------------------------------------------------------------------------------------------------------------

                             Net Cash Provided By Operating Activities               4,255       3,785
-------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:

        Proceeds from maturities of securities available for sale                   10,485      25,198

        Proceeds from sales of securities available for sale                        21,890      17,146

        Purchases of securities available for sale                                 (21,486)    (52,611)

        Net increase in loans                                                      (43,750)    (19,715)

        Proceeds from sales of loans                                                 2,325       1,621

        Net capital expenditures                                                    (1,276)       (455)
-------------------------------------------------------------------------------------------------------------

                             Net Cash Used for Investing Activities                (31,812)    (28,816)
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

        Net increase in demand and savings deposits                                  1,401       3,273

        Net increase in time deposits                                               16,679      21,198

        Net increase in borrowed funds                                              10,080       7,164

        Net increase in long term debt                                               5,000       2,500

        Net proceeds from issuance of common stock                                     571         539

        Net treasury stock transactions                                               (128)       (389)

        Cash dividends paid                                                         (1,434)     (1,222)

        Cash in lieu of fractional shares                                               (7)         (8)
-------------------------------------------------------------------------------------------------------------

                             Net Cash Provided By Financing Activities              32,162      33,055
-------------------------------------------------------------------------------------------------------------

                                 Net Increase in Cash and Cash Equivalents           4,605       8,024
-------------------------------------------------------------------------------------------------------------

                                 Cash and Cash Equivalents, Beginning of Period     29,397      33,001
-------------------------------------------------------------------------------------------------------------

                                 Cash and Cash Equivalents, End of Period         $ 34,002    $ 41,025
-------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:

        Interest paid                                                             $ 11,843    $  9,652

        Income taxes paid                                                            1,869       1,554

Supplemental Disclosures of Investing and Financing Activities:

        Transfers from loans to other real estate owned                                177           0

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

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 1999.

      Results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" was issued in June 2000 and is effective for fiscal years beginning after June 15, 2000. SFAS 138 amends SFAS 133 such that:

o     The normal purchases and normal sales exception is expanded.
o The specific risks that can be identified as the hedged risk are redefined so that in a hedge of interest rate risk the risk of changes in a benchmark interest rate would be hedged.
o Recognized foreign-currency-denominated assets and liabilities may be the hedged item in fair value hedges or cash flow hedges.
o Inter-company derivatives may be designated as the hedging instruments in cash flow hedges of foreign currency risk in the consolidated financial statements even if those inter-company derivatives are offset by unrelated third-party contracts on a net basis.

Currently, we do not invest in derivative instruments nor engage in hedging activities. Adoption of SFAS 138 is not expected to have a material impact on Vista.

Note 3. Earnings per Share

      Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividends declared in April 2000 and

April 1999.

      On April 21, 2000, we declared a 5 percent stock dividend to shareholders' of record May 12, 2000 and payable May 26, 2000. Following payment of this dividend, Vista had approximately 5.1 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 21, 2000.

      On April 16, 1999, Vista declared a 5 percent stock dividend to shareholders' of record May 3, 1999 and payable May 21, 1999. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price of the stock on April 16, 1999.

Note 4. Other Comprehensive Income

      Vista held securities classified as available for sale, which experienced net unrealized pre-tax depreciation in value of $291 thousand during the quarter ended June 30, 2000. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

(Amounts in thousands)                                                           Before-Tax     Tax     Net-of-Tax
                                                                                   Amount    (Benefit)    Amount
Unrealized losses on securities:
     Unrealized holding losses arising during period                               $ (513)    $ (119)    $ (394)
     Less: reclassification adjustment for losses realized in net income             (222)       (61)      (161)
                                                                                ---------------------------------
Net unrealized loss                                                                  (291)       (58)      (233)
                                                                                ---------------------------------
Other comprehensive loss                                                           $ (291)    $  (58)    $ (233)
                                                                                =================================

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

Recent Developments

Vista Bank, N.A.

      In March 2000, the Board of Directors of Vista Bancorp, Inc. announced plans to unify Phillipsburg National Bank and Trust Company (PNB) and Twin Rivers Community Bank (TRCB) into Vista Bank, N.A. An application was then filed with the appropriate banking regulators requesting approval of the name change. The unification will increase customer convenience through access to 15 branches across northwestern New Jersey and eastern Pennsylvania. We have communicated this unification through press releases, our 1999 Annual Report and various other media.

      In July 2000, we received notice from the Office of the Comptroller of the Currency that the Plan of Merger between our two bank subsidiaries was approved. The resulting bank will operate under the name of Vista Bank, National Association. It is anticipated that the effective date for the Plan of Merger will be August 21, 2000.

Results of Operations for the quarter and six months ended June 30, 2000 and June 30, 1999.

Earnings Summary

Earnings highlights for the 2nd Quarter 2000 compared to the 2nd Quarter 1999 include:

      o Net income increased 17 percent to $1.741 million from $1.482 million.
      o Diluted earnings per share, adjusted for the 5 percent stock dividend, increased to $.34 from $.29 per diluted share.
      o     Return on average assets improved to 1.02 percent from .95 percent.
      o Return on average equity increased to 13.77 percent from 12.69 percent.

Net income for the second quarter of 2000 increased on the strength of higher net interest income. Robust commercial loan demand offset a higher cost of funding and stabilized the net interest margin.

Offsetting the increase in net interest income, in part, was a higher provision for loan losses and a lower balance of noninterest income, primarily a lower volume of sales of the guaranteed portion of SBA loans.

      Noninterest expense increased slightly during the quarter as incremental occupancy costs associated with the opening of our new operations facility accounted for the majority of the increase.

      We continued to record strong quarterly earnings improvements through the second quarter of 2000 despite a challenging economic backdrop. The Federal Reserve is in a period of tightening monetary policy by raising interest rates to slow the pace of economic expansion. Generally, in periods of rising interest rates funding costs increase, net interest margins compress and revenues and profit growth can slow. Vista has been able to withstand the higher cost of money and stabilize the net interest margin through robust commercial loan growth funded through retail customer deposits that are less sensitive to changes in market interest rates.

Earnings highlights for the six months ended June 30, include:

      o Net income increased 18 percent to $3.489 million from $2.955 million.
      o Diluted earnings per share, adjusted for the 5 percent stock dividend, increased to $.69 from $.59 per diluted share.
      o     Return on average assets improved to 1.04 percent from .98 percent.
      o Return on average equity increased to 13.99 percent from 12.85 percent.

We continue to pursue the following earnings improvement strategies:

      o Growing our balance sheet while improving the mix of earning assets through commercial lending.
      o Where appropriate, recognizing security losses for reinvestment into higher-yielding securities.
      o Investing in technology, facilities and personnel to increase efficiency and improve productivity to control the growth of operating expenses.
      o Consolidating deposit and loan products at PNB and TRCB to reduce inefficiency within product lines and centralize pricing decisions.

Net Interest Income

      Tax-equivalent net interest income increased 12 percent to $6.7 million for the quarter compared to $6.0 million for the second quarter of 1999. The net interest margin increased to 4.15 percent from 4.07 percent despite a rising cost of funds driven by higher market interest rates. We offset the impact of higher funding costs through strong growth in commercial lending origination that stabilized the net interest margin. The net interest margin declined three basis points from 4.18 percent reported for the first quarter of 2000.

      For the first six months of 2000, tax-equivalent net interest income rose 14 percent to $13.3 million from $11.7 million in 1999. An increase of $67.8 million in average interest-earning assets, strong growth in commercial lending and a higher interest rate environment combined to increase the yield on earning assets 31 basis points to 7.80 percent.

      The increase in interest-earning assets was funded with retail bank deposits and a mix of borrowed funds and long-term debt, comprised of Federal Home Loan Bank advances and capital. The higher interest rate environment raised the overall cost-of-funds by 27 basis points to 3.65 percent from 3.38 percent. On a net basis, the higher yield on earning assets, offset the increased cost of funds, to improve the net interest margin by 4 basis points to 4.15 percent for the first half of 2000 compared to 4.11 percent for the first half of 1999.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended June 30, 2000 and 1999, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

Consolidated Average Balances, Net Interest Income and Average Rates (Tax equivalent Basis)
------------------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,                                   2000                                       1999
------------------------------------------------------------------------------------------------------------------------------------
                                                       Average                     Average       Average                     Average

                                                       Balances   Interest          Rates        Balances      Interest       Rates


Amounts in Thousands (except percentages)                              (1)           (2)                            (1)       (2)
------------------------------------------------------------------------------------------------------------------------------------
Assets

Federal funds sold and securities purchased
     under agreements to resell                    $     5,758  $       175          6.11%    $     8,024   $       189        4.75%

Short term investments                                     884           28          6.37%          3,466            79        4.60%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL SHORT TERM INVESTMENTS                        6,642          203          6.15%         11,490           268        4.70%
------------------------------------------------------------------------------------------------------------------------------------

Securities:

     U.S. Treasury                                       8,760          252          5.79%         10,827           320        5.96%

     U.S. Government agencies and corporations         128,293        4,338          6.80%        118,522         3,673        6.25%

     States and other political subdivisions (3)        40,413        1,376          6.85%         37,206         1,261        6.83%

     Other                                              27,896          970          6.99%         19,479           632        6.54%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL SECURITIES                                  205,362        6,936          6.79%        186,034         5,886        6.38%
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income: (4)

       Mortgage                                        134,157        5,059          7.58%        135,022         5,076        7.58%

       Commercial (3)                                  188,230        8,365          8.94%        145,549         6,255        8.67%

       Consumer                                        108,057        4,343          8.08%         96,556         3,856        8.05%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL LOANS                                       430,444       17,767          8.30%        377,127        15,187        8.12%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST EARNING ASSETS                     642,448       24,906          7.80%        574,651        21,341        7.49%
------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                 20,885                                     20,077

Allowance for loan losses                               (5,555)                                    (4,724)

Other assets                                            15,716                                     15,692
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL NONINTEREST EARNING ASSETS                   31,046                                     31,045
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                  $   673,494                                $   605,696
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Interest bearing liabilities:

     Demand                                        $    92,774  $       818          1.77%    $    83,031   $       748        1.82%

     Savings                                           140,321        2,100          3.01%        137,171         2,033        2.99%

     Time                                              220,925        5,941          5.41%        200,994         5,156        5.17%

     Time deposits $100,000 and over                    54,425        1,520          5.62%         46,428         1,150        4.99%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST BEARING DEPOSITS                   508,445       10,379          4.11%        467,624         9,087        3.92%
------------------------------------------------------------------------------------------------------------------------------------

     Borrowed funds                                     35,335          891          5.07%         20,274           388        3.86%

     Long term debt                                     12,231          380          6.25%          5,409           161        6.00%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL BORROWED FUNDS AND LONG TERM DEBT            47,566        1,271          5.37%         25,683           549        4.31%
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL INTEREST BEARING LIABILITIES                556,011       11,650          4.21%        493,307         9,636        3.94%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing demand deposits                     63,383                                     61,833

Other liabilities                                        3,965                                      4,180
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL NONINTEREST BEARING LIABILITIES              67,348                                     66,013
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                    50,135                                     46,376
------------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   673,494                                $   605,696
------------------------------------------------------------------------------------------------------------------------------------

Interest Income/Earning Assets                                       24,906          7.80%                       21,341        7.49%

Interest Expense/Earning Assets                                      11,650          3.65%                        9,636        3.38%

Net Interest Income and Margin (5)                              $    13,256          4.15%                  $    11,705        4.11%
------------------------------------------------------------------------------------------------------------------------------------

(1)   Interest on loans includes fee income.

(2) Rates have been annualized and computed on a tax equivalent basis using the federal income tax statutory rate of 34%.

(3) Tax equivalent adjustments were $519 thousand for 2000 and $431 thousand for 1999.

(4)   Includes nonaccrual loans.

(5) Net interest income as a percent of average interest earning assets on a tax equivalent basis.

Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)
--------------------------------------------------------------------------------

                                                                                    Six Months Ended June 30,

                                                                                          2000 vs. 1999
                                                                                ----------------------------------
                                                                                             Increase (Decrease)

                                                                                              Due to Changes in:
                                                                                ----------------------------------
                                                                                   Total      Average    Average

Amounts in Thousands                                                             Change(1)     Volume     Rate
------------------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                                                    $ (14)     $ (54)      $ 40

Short-term investments                                                                  (51)       (74)        23
------------------------------------------------------------------------------------------------------------------

      Total Short-term Investments                                                      (65)      (128)        63
------------------------------------------------------------------------------------------------------------------

Securities:

  U.S. Treasury                                                                         (68)       (59)        (9)

  U.S. Government agencies and corporations                                             665        317        348

  States and other political subdivisions                                               115        109          6

  Other                                                                                 338        290         48
------------------------------------------------------------------------------------------------------------------

      Total Securities                                                                1,050        657        393
------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (2)

  Mortgage                                                                              (17)       (33)        16

  Commercial                                                                          2,110      1,890        220

  Consumer                                                                              487        463         24
------------------------------------------------------------------------------------------------------------------

      Total Loans                                                                     2,580      2,320        260
------------------------------------------------------------------------------------------------------------------

          Total Interest Income                                                       3,565      2,849        716
------------------------------------------------------------------------------------------------------------------

Interest Expense:

  Demand                                                                                 70         86        (16)

  Savings                                                                                67         47         20

  Time                                                                                  785        529        256

  Time deposits $100,000 and over                                                       370        214        157
------------------------------------------------------------------------------------------------------------------

      Total Interest-bearing Deposits                                                 1,292        876        417
------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                                        503        353        150

  Long-term debt                                                                        219        212          7
------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                           722        565        157
------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                      2,014      1,441        574
------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                           $ 1,551    $ 1,408      $ 142
==================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)   Includes nonaccrual loans.

Noninterest Income

      In the second quarter of 2000, certain items were reclassified between noninterest income and noninterest expense to improve the reporting and economic impact of select activities. The items affected include loan-related fees and costs and check book ordering and processing. Loan-related fees collected from borrowers are netted against the applicable noninterest expense since they represent collection of direct expenses related to the transaction. Check orders involve a profit margin or "mark-up". We now gross up the revenue associated with this service and report it in other income and record the cost of providing these services in other operating expenses. There is no impact on net income or earnings per share because of this reporting change. All prior periods have been changed to conform to the new format to insure consistency.

      For the second quarter of 2000, total noninterest income decreased 8 percent to $1.0 million on a lower volume of SBA loan sales. An increase in service charges on deposit accounts was offset by a decline in other service charges, reflecting a slowdown in loan related fee income. The impact of investment securities transactions was not material during the quarter.

      Total noninterest income for the first six months of 2000 declined by 12 percent compared to 1999. Adjusting for the effects of gains recognized on the sale of investments and loans, noninterest income from bank operations climbed
6.4 percent to $2.0 million. The first half of 2000 included $222 thousand in security losses compared to net gains of $88 thousand recorded in 1999. The securities were sold to fund loan demand and to reposition the investment portfolio with securities with better performance potential in a higher interest rate environment.

Noninterest Expense

      Total noninterest expense increased 2 percent for the second quarter of 2000 due to increased occupancy and equipment expenses tied to the relocation and subsequent opening of the new operations facility. Allowing for a one-time relocation charge of $75 thousand, total noninterest expense was unchanged at $4.5 million and only slightly ahead of the rolling quarterly run rate over the last year.

      For the first half of 2000, total noninterest expense rose 2 percent to $9.0 million from $8.8 million in the corresponding period of 1999, largely on higher facilities costs and technology spending. One benchmark we use to measure the efficiency of our operational spending considers noninterest expense as a percent of average assets. This measure improved to 2.69 percent from 2.90 percent in the second quarter 1999. A lower result is better and shows efficiency gains. A second measure known as the efficiency ratio attempts to capture the cost of generating one incremental dollar of revenue improved to
58.2 percent compared to 63.4 percent. The lower the percentage generally indicates efficiency in producing revenue or maintaining costs but not indicate actual success at driving revenue improvements or sustainable expense levels.

      The provision for income taxes increased to $798 thousand for the second quarter of 2000 up from $628 thousand in the second quarter of 1999, on a higher level of pre-tax earnings. The effective tax rate equaled 31.4 percent for the second quarter of 2000 and 29.8 percent for the similar quarter of 1999, as pretax net income increased at a faster pace than tax-exempt interest income.

Financial Condition - June 30, 2000 versus December 31, 1999

      Total consolidated assets increased 5 percent to $689.6 million at June 30, 2000 from $654.7 million at December 31, 1999. The change in consolidated assets was comprised of:

      o     $41.2 million growth in loans,
      o     $4.6 million increase in cash and cash equivalents, and a
      o     $11.4 million decrease in securities available for sale.

      Total loans increased $41.2 million during the first half of 2000 due primarily to commercial loans which increased $31 million and now represent 45 percent of the total loan portfolio at quarter-end, up from 42 percent at year-end 1999.

      The increase was derived from our planned strategy of pursuing larger dollar, higher yielding commercial loans. Mortgages decreased to 30 percent of the total portfolio at quarter-end while consumer loans remained constant at 25 percent. Strategic realignment of the portfolio over the past few years resulted in the decline of the mortgage concentration and the increase in the commercial concentration.

      We recognize the additional risks associated with our commercial loan growth strategy and we continue to adhere to loan-to-value, debt coverage and collateral standards, which are appropriate in nature. This strength is evident in the low level of our past due and non-performing commercial loans on a current and historical basis. Also, the majority of our commercial portfolio is secured by liens on commercial or residential real estate. We believe the strength of our loan and administrative management and quality of our underwriting mitigates these risks. However, we cannot guarantee how the real estate market will react or what the impact will be on our commercial borrowers under stressful economic conditions.

      Total cash and cash equivalents increased $4.6 million during the quarter due to an increase in federal funds, which offset in part, a decline in cash and due from banks.

      Total securities available for sale decreased $11.5 million to $190.8 million at June 30, 2000 compared to $202.3 million at December 31, 1999. The decrease was due to a shift of investments into loans to increase yields and improve profitability. Proceeds generated from the sale and scheduled maturities of investment securities combined to produce cash flow of $32.4 million of which $21.5 million was reinvested into investment securities with the balance used to fund loan demand.

      In order to fund, the robust loan demands experienced during the first half of 2000 we used core deposits, a mix of short and medium-term wholesale funding and internal capital generation. Total deposits increased $18 million during the first half of 2000, Federal Home Loan Bank advances increased $15 million and the balance included $2.2 million in net capital growth. It is our intention to replace the shorter-term advances with retail customer deposits by the end of 2000. While this strategy assumes greater interest rate risk through exposure to higher interest rates and maturity mismatches in the short run, the risk is determined to be manageable.

Asset Quality

      Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased slightly to $3.5 million at June 30, 2000 from $3.2 million at the end of 1999 and was unchanged from March 31, 2000. The increase since the end of 1999 was due to the addition of non-performing mortgage loans that are secured by real estate and historically experience nominal losses. OREO decreased to $501 thousand due to liquidation and sale of foreclosed properties. Non-performing assets equaled less than one percent of total loans and OREO at June 30, 2000 and December 31, 1999.

      Commercial non-performing loans decreased to 42 percent of total nonaccrual loans at June 30, 2000 from 46 percent at December 31, 1999, while nonaccrual residential mortgage loans increased to 45 percent from 38 percent. Consumer nonaccrual loans decreased to 13 percent of total nonaccrual loans from 16 percent at December 31, 1999.

Amounts in thousands            June 30, 2000  December 31, 1999   June 30, 1999
--------------------            -------------  -----------------   -------------

Non-performing loans                 $2,977          $2,672            $1,877
Other real estate owned                 501             553               554
                                     ------          ------            ------
Total non-performing assets          $3,478          $3,225            $2,431
Loans past due 90 days and on
accrual status                       $    2          $   19            $   36

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

      At June 30, 2000, total impaired loans equaled $4.8 million, of which $3.0 million are non-performing loans. Impaired loans increased $1.4 million from year-end 1999 due to higher non-performing loans and the addition of one borrower who was determined to be impaired. This loan was classified as impaired due to insufficient cash flow, inadequate guarantor support and the failure to meet revised loan covenants. A $150 thousand specific loan loss reserve allocation has been established for this borrower. A total specific reserve allocation of $506 thousand has been established for all impaired loans.

Allowance for Loan Losses

      The allowance for loan losses increased to $5.8 million or 1.28 percent of total loans at June 30, 2000 from $5.3 million or 1.28 percent of total loans at December 31, 1999. The allowance increased due to a provision for loan loss of $631 thousand less charge-offs, net of recoveries, totaling $89 thousand. The provision for loan losses increased $63 thousand or 25 percent to $315 thousand for the quarter compared to a year ago.

      Loan growth and an increased concentration of commercial loans accounted for the increase. Over the past year, average total loans increased $53.3 million to $430.4 million. Average commercial loans increased $42.7 million to represent 44 percent of average total loans at June 30, 2000.

      Because our loan portfolio contains a significant number of commercial loans with relatively large balances the deterioration of one or several of these loans may result in a possible significant increase in non-performing loans. An increase in non-performing loans could result in a loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

      We evaluate some loans as a homogeneous group and others on an individual basis. Commercial loans with balances exceeding $200 thousand are reviewed individually. After our evaluation of these loans, we determine the required allowance for loan losses based upon the following considerations:

      o     Historical loss levels,
      o     Prevailing economic conditions,
      o     Delinquency trends,
      o     Changes in the nature and volume of the portfolio,
      o     Concentrations of credit risk, and
      o     Changes in loan policies or underwriting standards.

      Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                      For The Six Months Ended
                                                              June 30,

Amounts in thousands                                     2000             1999
--------------------                                   --------         --------
Average loans outstanding                              $430,445         $377,127
Total loans at end of period                            452,095          387,676

Allowance for loan losses:
  Balance at beginning of period                          5,266            4,524
      Charge-offs:
          Commercial                                         26               74
          Real estate - mortgage                             24                1
          Installment                                        98              101
                                                       --------         --------
             Total charge-offs                              148              176
      Recoveries:
          Commercial                                         30               12
          Real estate - mortgage                              1               13
          Installment                                        28               21
                                                       --------         --------
             Total recoveries                                59               46
                                                       --------         --------

      Net charge-offs:                                       89              130
      Provision for loan losses                             631              477
                                                       --------         --------
  Balance at end of period                             $  5,808         $  4,871

Net charge-offs as a percent of average                    0.02%            0.03%
  loans outstanding during period
Allowance for loan losses as a percent                     1.28%            1.26%
  of total loans

Liquidity

      At June 30, 2000, cash and cash equivalents equaled $34.0 million representing an increase of $4.6 million from the $29.4 million in cash and cash equivalents at December 31, 1999.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $4.6 million increase in cash and cash equivalents was attributed to cash flows provided by operating and financing activities totaling $36.4 million, offset by investing activities of $31.8 million.

      At quarter-end net cash provided by operating activities equaled $4.3 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

      Net cash used in investing activities totaled $31.8 million and included $21.5 million of security purchases and $43.8 million of net loans. Proceeds received through maturities and sales of investment securities and loans provided $32.4 million in funding for these investments.

      Net cash provided by financing activities totaled $32.2 million and included $15.0 million in long-term debt and borrowed funds, $18.1 million of net deposit growth that offset cash dividends paid and share repurchases.

Capital Resources

      Total shareholders' equity increased $2.2 million to $46.2 million at June 30, 2000 from $44.0 million at December 31, 1999. Changes in shareholders' equity included:

      o     $3.49 million in net income,
      o $571 thousand in capital raised through the dividend reinvestment plan, and
      o     $1.4 million in cash dividends paid.

Our dividend pay out ratio equaled 41.0 percent for the six months ended June 30, 2000 and June 30, 1999.

      At June 30, 2000, a $5.6 million unrealized loss existed in the available for sale portfolio compared to a $5.3 million unrealized loss at December 31, 1999. The estimated fair value of the portfolio depreciated due to the increase in absolute market interest rates and widening credit spreads in the financial markets.

      During the first quarter 1999, the Board of Directors authorized the extension of the share repurchase program to include an additional 100,000 shares. These purchases are made pursuant to section 10b-18 from time to time in open market transactions in the discretion of management and stock availability.

      As of June 30, 1999, the initial 100,000 shares had been purchased at a cost of $2.0 million or an average of $20.18 per share. Under the augmented program, 42,600 shares had been purchased at a cost of $764 thousand or an average of $17.93 per share through June 30, 2000. No shares were repurchased during the second quarter of 2000 as available funding was used in connection with leasehold improvements associated with the grand opening of the new operations facility.

      Vista maintained a Tier I risk-based capital ratio of 11.45 percent and a total risk-based capital ratio of 12.70 percent at June 30, 2000, compared to
12.00 percent and 13.25 percent, respectively, at December 31, 1999. Vista maintained a leverage capital ratio of 7.53 percent at June 30, 2000 and 7.45 percent at December 31, 1999.

Part II Other Information

Item 1. Legal Proceedings                      Not Applicable

Item 2. Changes in Securities                  Not Applicable

Item 3. Defaults Upon Senior Securities        Not Applicable

Item 4. Submission of Matters to a Vote of     Not Applicable
           Security Holders

      The annual meeting of shareholders was held on Thursday, April 27, 2000. The following vote tabulation has not been adjusted for the 5 percent stock dividend paid in May 2000.

(a)   Election of Directors
      The following Class B directors, whose terms expire in 2003, were re-elected based on the following votes:

                                     For      Withheld
                                  ---------   --------
          Harold J. Curry         3,919,203   446,163
          Dale F. Falcinelli      3,942,210   423,156
          Barry L. Hajdu          4,139,988   225,378
          Marc S. Winkler         3,917,227   448,139

      The following Class C directors terms continue until 2001:

          Richard A. Cline
          James T. Finegan, Jr.
          David L. Hensley

      The following Class A directors terms continue until 2002:

          Barbara A. Harding
          Mark A. Reda
          J. Marshall Wolff

(b) Approval to eliminate, rescind and cancel Article 10 of the Amended Certificate of Incorporation, relating to cumulative voting for directors:

          For:          3,238,350
          Against:      1,107,533
          Abstain:         19,483

(c) Ratification of the selection of Rudolph Palitz LLC, Certified Public Accountants as the auditors of Vista for the year ending December 31, 2000:

      For:      4,192,365
      Against:    122,885
      Abstain:     50,116

(d) Recommendation for new anti-takeover provisions to receive prior stockholder approval:

      For:       1,220,142
      Against:   2,855,709
      Abstain:      18,666
      Not Voted:   270,849

(e) Recommendation to amend Article 11 of the Amended Certificate of Incorporation relating to the factors that can be considered in opposing a tender or other offer:

      For:      1,152,449
      Against:  2,922,939
      Abstain:     19,129
      Not Voted:  270,849

(f)   Recommendation to eliminate the three classes of directors:

      For:       1,138,108
      Against:   2,913,200
      Abstain:      43,209
      Not Voted:   270,849

(g) Recommendation to lower the voting requirement to amend certain anti-takeover provisions in the Amended Certificate of Incorporation:

      For:       1,164,781
      Against:   2,910,056
      Abstain:      19,680
      Not Voted:   270,849

(h)   Recommendation to solicit proposals to merge:

      For:         861,182
      Against:   3,210,065
      Abstain:      23,270
      Not Voted:   270,849

Item 5. Other Information                      Not Applicable

Item 6. Exhibits and Reports on form 8-K

      (a)   Exhibits required by Item 601 of Regulation S-K:

             Exhibit Number                      Description of Exhibit
             --------------                     ------------------------
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


       Vista Bancorp, Inc.
-------------------------------
         (Registrant)

Dated: August 14, 2000


                                          By /s/ William F. Keefe
                                             ----------------------------------

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