Form 10-Q
period 2000-09-30
VISTA BANCORP INC
filed 2000-11-14
CIK 831979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2000
                              --------------------------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________________ to ____________________

Commission file number   0-21264
                      ----------------------------------------

                               VISTA BANCORP, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                         22-2870972
------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey          08865
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (908) 859-9500
 ------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

      As of November 6, 2000, there were 5,101,658 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries

                               VISTA BANCORP, INC.
                                    Form 10-Q

                     For the period ended September 30, 2000

                                      Index

                                                                            Page
Part I     Financial Information

Item 1.    Financial Statements:

            Consolidated Balance Sheets - September 30, 2000
                    and December 31, 1999....................................  3

            Consolidated Statements of Income - Three Months and Nine Months
                    Ended September 30, 2000 and 1999........................  4

            Consolidated Statements of Changes in Shareholders
                    Equity - Nine Months Ended September 30, 2000
                    and Year Ended December 31, 1999.........................  5

            Consolidated Statements of Cash Flows - Nine Months Ended
                   September 30, 2000 and 1999...............................  6

            Notes to Consolidated Financial Statements ......................  7

Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................  9

Part II    Other Information

Item 1.    Legal Proceedings................................................. 22

Item 2.    Changes in Securities ............................................ 22

Item 3.    Defaults Upon Senior Securities .................................. 22

Item 4.    Submission of Matters to a Vote of Security Holders............... 22

Item 5.    Other Information................................................. 22

Item 6.    Exhibits and Reports on Form 8-K.................................. 22

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,  December 31,
Amounts in Thousands (except per share and share data)                                                    2000         1999
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents:
           Cash and due from banks                                                                      $  28,616    $  27,091
           Federal funds sold                                                                              17,100        2,150
           Short-term investments                                                                           1,450          156
------------------------------------------------------------------------------------------------------------------------------
                    Total Cash and Cash Equivalents                                                        47,166       29,397
------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $191,493 and $209,627 in 2000 and 1999, respectively)      187,532      202,275
------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
           Mortgage                                                                                       129,587      130,544
           Commercial                                                                                     207,899      174,334
           Consumer                                                                                       110,450      106,000
------------------------------------------------------------------------------------------------------------------------------
                    Total Loans                                                                           447,936      410,878
           Allowance for loan losses                                                                       (6,023)      (5,266)
------------------------------------------------------------------------------------------------------------------------------
                    Total Net Loans                                                                       441,913      405,612
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                                      7,854        6,934
Accrued interest receivable                                                                                 3,572        3,607
Other assets                                                                                                6,898        6,843
------------------------------------------------------------------------------------------------------------------------------
                             Total Assets                                                               $ 694,935    $ 654,668
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Deposits:
           Demand:
                    Noninterest-bearing                                                                 $  70,816    $  68,188
                    Interest-bearing                                                                       94,898       88,558
           Savings                                                                                        129,832      142,334
           Time                                                                                           298,582      268,042
------------------------------------------------------------------------------------------------------------------------------
                    Total Deposits                                                                        594,128      567,122
------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                             34,870       30,835
Long term debt                                                                                             12,500        8,500
Accrued interest payable                                                                                    1,294        1,597
Other liabilities                                                                                           2,040        2,654
------------------------------------------------------------------------------------------------------------------------------
                             Total Liabilities                                                            644,832      610,708
------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
           Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                    5,112,962 and 4,819,002 at September 30, 2000 and December 31, 1999, respectively       2,556        2,409
           Paid in capital                                                                                 30,905       26,674
           Retained earnings                                                                               19,524       20,213
           Accumulated other comprehensive income                                                          (2,882)      (5,336)
------------------------------------------------------------------------------------------------------------------------------
                    Total Shareholders' Equity                                                             50,103       43,960
------------------------------------------------------------------------------------------------------------------------------
                                  Total Liabilities and Shareholders' Equity                            $ 694,935    $ 654,668
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                               Three Months Ended             Nine Months Ended
                                                                                  September 30,                 September 30,

Amounts in Thousands (except per share and share data)                          2000         1999             2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
      Interest and fees on loans                                            $    9,555   $     8,066      $    27,282    $   23,212
      Interest on federal funds sold                                               170           116              345           305
      Interest on short-term investments                                            24            25               51           105
      Interest on securities:
          Taxable                                                                2,586         2,590            8,017         7,160
          Nontaxable                                                               481           491            1,509         1,416
-----------------------------------------------------------------------------------------------------------------------------------
               Total Interest Income                                            12,816        11,288           37,204        32,198
-----------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
      Interest on deposits                                                       5,708         4,799           16,087        13,887
      Interest on borrowed funds                                                   508           255            1,399           642
      Interest on long-term debt                                                   210           144              590           305
-----------------------------------------------------------------------------------------------------------------------------------
               Total Interest Expense                                            6,426         5,198           18,076        14,834
-----------------------------------------------------------------------------------------------------------------------------------
                   Net Interest Income                                           6,390         6,090           19,128        17,364
-----------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                          315           286              947           763
-----------------------------------------------------------------------------------------------------------------------------------
                   Net Interest Income after Provision for Loan Losses           6,075         5,804           18,181        16,601
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
      Service charges on deposit accounts                                          551           479            1,647         1,406
      Other service charges                                                        250           252              758           836
      Net gains on sales of loans                                                  107            82              272           326
      Net gains (losses) on sales of securities                                     --           (78)            (222)           10
      Trust and Asset Management Revenues                                           79            76              255           236
      Other income                                                                 121           135              362           363
-----------------------------------------------------------------------------------------------------------------------------------
               Total Noninterest Income                                          1,108           946            3,072         3,177
-----------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
      Salaries and benefits                                                      2,289         2,157            6,741         6,652
      Occupancy expense                                                            502           439            1,486         1,308
      Furniture and equipment expense                                              643           560            1,832         1,638
      Marketing expense                                                            245           152              611           526
      Unification related expenses                                                 319            --              319            --
      Other expense                                                                857           965            2,848         2,921
-----------------------------------------------------------------------------------------------------------------------------------
               Total Noninterest Expense                                         4,855         4,273           13,837        13,045
-----------------------------------------------------------------------------------------------------------------------------------
                   Income Before Provision for Income Taxes                      2,328         2,477            7,416         6,733

Provision for Income Taxes                                                         656           748            2,254         2,049
-----------------------------------------------------------------------------------------------------------------------------------
                       Net Income                                           $    1,672   $     1,729      $     5,162    $    4,684
-----------------------------------------------------------------------------------------------------------------------------------
                       Earnings per Share, Basic and Diluted                $     0.33   $      0.34      $      1.02    $     0.93
-----------------------------------------------------------------------------------------------------------------------------------
                       Weighted Average Number of Common Shares Outstanding  5,097,174     5,048,476        5,076,867     5,048,970
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
--------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Year Ended December 31, 1999 and Nine Months Ended September 30, 2000.

                                                                                                         Accumulated
                                                                                                            Other         Total
Amounts in Thousands                                 Shares    Common    Paid-in  Retained    Treasury  Comprehensive  Shareholders'
(except per share and share data)                    Issued    Stock     Capital  Earnings     Stock        Income        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                         4,577,888  $ 2,289   $ 22,359  $ 20,622    $  --      $ 1,566          $ 46,836

     Comprehensive Income (Loss):
         Net income - 1999                                --       --         --     6,410       --           --             6,410
         Other comprehensive loss, net of
             income taxes
         Net unrealized depreciation
             in the fair value of securities
             available for sale                           --       --         --        --       --       (6,902)           (6,902)
----------------------------------------------------------------------------------------------------------------------------------
     Comprehensive Loss:                                                                                                      (492)

     Cash dividends - $.50 per share                      --       --         --    (2,566)      --           --            (2,566)

     Net proceeds from
         issuance of common stock                     60,096       30      1,080        --       --           --             1,110

     5% Stock dividend                               228,483      114      4,131    (4,253)      --           --                (8)

     Purchase of treasury stock                           --       --         --        --     (929)          --              (929)

     Retirement of treasury stock                    (49,600)     (25)      (904)       --      929           --                --

     Deferred compensation                             2,135        1          8        --       --           --                 9

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                         4,819,002  $ 2,409   $ 26,674  $ 20,213    $  --      $(5,336)         $ 43,960

     Comprehensive Income:
         Net income - 2000                                --       --         --     5,162       --           --             5,162
         Other comprehensive income, net of
             income taxes
         Net unrealized appreciation
             in the fair value of securities
             available for sale                           --       --         --        --       --        2,454             2,454
----------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income:                                                                                                   7,616

     Cash dividends - $.43 per share                      --       --         --    (2,198)      --           --            (2,198)

     Net proceeds from
         issuance of common stock                     60,905       30        830        --       --           --               860

     5% Stock dividend                               241,055      121      3,525    (3,653)                                     (7)

     Purchase of treasury stock                           --       --         --        --     (128)          --              (128)

     Retirement of treasury stock                     (8,000)      (4)      (124)       --      128           --                --

----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                        5,112,962  $ 2,556   $ 30,905  $ 19,524    $  --      $(2,882)         $ 50,103
==================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30, 2000

Amounts in Thousands                                                                          2000       1999
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activites:
         Net Income                                                                        $  5,162    $  4,684

         Adjustments to reconcile net income to net cash

          provided by operating activities:

                Depreciation and amortization                                                   741         719

                Provision for loan losses                                                       947         763

                Decrease (Increase) in accrued interest receivable                               35        (640)

                (Decrease) Increase  in accrued interest payable                               (303)        228

                Net change in other assets and other liabilities                             (1,316)        676

                Net amortization of premium on securities                                        43         358

                Net losses (gains) on sales of securities                                       222         (10)

                Net gains on sales of loans                                                    (272)       (326)
-----------------------------------------------------------------------------------------------------------------------
                                Net Cash Provided By Operating Activities                     5,259       6,452
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:

         Proceeds from maturities of securities available for sale                           16,783      31,155

         Proceeds from sales of securities available for sale                                23,073      24,376

         Purchases of securities available for sale                                         (21,986)    (90,029)

         Net increase in loans                                                              (46,569)    (40,155)

         Proceeds from sales of loans                                                         9,244       6,304

         Net capital expenditures                                                            (1,603)       (880)
-----------------------------------------------------------------------------------------------------------------------
                                Net Cash Used for Investing Activities                      (21,058)    (69,229)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

         Net (decrease) increase in demand and savings deposits                              (3,534)      5,200

         Net increase in time deposits                                                       30,540      24,128

         Net increase in borrowed funds                                                       4,035      20,250

         Net increase in long-term debt                                                       4,000       5,500

         Net proceeds from issuance of common stock                                             860         831

         Net treasury stock transactions                                                       (128)       (840)

         Cash dividends paid                                                                 (2,198)     (1,894)

         Cash in lieu of fractional shares                                                       (7)         (8)
-----------------------------------------------------------------------------------------------------------------------
                                Net Cash Provided By Financing Activities                    33,568      53,167
-----------------------------------------------------------------------------------------------------------------------

                                    Net Increase (Decrease) in Cash and Cash Equivalents     17,769      (9,610)

                                    Cash and Cash Equivalents, Beginning of Period           29,397      33,001
-----------------------------------------------------------------------------------------------------------------------
                                    Cash and Cash Equivalents, End of Period               $ 47,166    $ 23,391
-----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information:

         Interest paid                                                                     $ 18,379    $ 14,606

         Income taxes paid                                                                    2,710       2,397

Supplemental Disclosures of Investing and Financing Activities:

         Transfers from loans to other real estate owned                                        244           0

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

      Results of operations for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Recently Issued Accounting Standards

      Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" was issued in September 2000 and is effective for fiscal years beginning after September 15, 2000. SFAS 138 amends SFAS 133 such that:

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

      Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries

Vista Bancorp, Inc. and Subsidiaries

over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 is not expected to have a material impact on Vista.

Note 3. Earnings per Share

      Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividend declared in April 2000 and April 1999.

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

Note 4. Other Comprehensive Income

      Vista held securities classified as available for sale, which experienced net unrealized pre-tax appreciation in value of $3.4 million during the nine months ended September 30, 2000. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax, is summarized below.

                                                                         Before-Tax    Tax     Net-of-Tax
(Amounts in thousands)                                                     Amount    (Benefit)    Amount
Unrealized gains on securities:
     Unrealized holding gains arising during period                        $ 3,169    $ 874      $ 2,295
     Less: reclassification adjustment for losses realized in net income      (222)     (63)        (159)
                                                                           -----------------------------
Net unrealized gain                                                          3,391      937        2,454
                                                                           -----------------------------
Other comprehensive income                                                 $ 3,391    $ 937      $ 2,454
                                                                           =============================

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

Recent Developments

Vista Bank, N.A.

      On August 21, 2000, we successfully consolidated our two wholly owned subsidiary banks, Phillipsburg National Bank and Trust Company and Twin Rivers Community Bank, into Vista Bank, N. A. This unification will improve customer convenience through access to fifteen branches across northwestern New Jersey and eastern Pennsylvania. It will also increase operational efficiency from economies of scale available to a larger combined organization through product innovations and technology enhancements.

Vista Online

      During the quarter we introduced Vista Online, our new electronic banking and bill pay product. This product will increase customer convenience by providing an additional avenue for account access.

Results of Operations for the quarter and nine months ended September 30, 2000 and September 30, 1999.

Earnings Summary

      Net income for the quarter-ended September 30, 2000 totaled $1.67 million or $.33 per share compared to $1.73 million or $.34 per share a year ago. Quarterly net income adjusted for non-recurring charges and security transactions increased 6 percent to $1.89 million or $.37 per share compared to $1.78 million or $.35 per share a year ago.

      Non-recurring unification expenses totaled $319 thousand pre-tax ($218 thousand net of tax) and included advertising expenses, community promotions, replacement of obsolete forms and signage, and technology consultant fees. In addition to the unification-related expenses, higher funding costs and increased occupancy costs from our new Operations and Technology facility impacted net income. Net interest income grew at a slower pace then prior quarters due to higher funding costs from unification-related time deposit promotions and lower levels of commercial loan growth due to changing economic conditions and increased selectivity.

Vista Bancorp, Inc. and Subsidiaries

Earnings highlights for the nine months ended September 30, 2000 include:

      o     Net income increased 10 percent to $5.16 million from $4.68 million.
      o Diluted earnings per share, adjusted for the 5 percent stock dividend, increased to $1.02 from $.93 per diluted share.
      o Return on average equity improved to 13.58 percent from 13.36 percent.
      o     Return on average assets remained stable at 1.01 percent.

We continue to pursue the following earnings improvement strategies:

      o     Growing our balance sheet while improving the mix of earning assets.
      o Where appropriate, recognizing security losses for reinvestment into higher-yielding securities.
      o Investing in technology, facilities and personnel to increase efficiency and improve productivity to control the growth of operating expenses and boost levels of noninterest income.

Net Interest Income

      Tax-equivalent net interest income increased 5 percent to $6.6 million for the quarter compared to $6.3 million for the third quarter of 1999. Higher levels of earning assets, primarily commercial loans, offset the impact of a lower margin. The net interest margin decreased 11 basis points to 4.0 percent for the quarter from 4.11 percent a year ago and was down 15 basis points from
4.15 percent during the second quarter 2000. Higher funding costs primarily due to a higher level of market interest rates attributed to the lower margin and a less favorable funding mix.

      For the nine months ended September 30, 2000, tax-equivalent net interest income increased 10 percent to $19.88 million from $18.03 million in 1999. This increase was due to strong growth in interest earning assets and a stable net interest margin.

      Average earning assets increased $61.5 million compared to the first nine months of 1999 due to an average increase of $42.8 million in commercial loans, $10.8 million in investment securities, and $10.4 million in consumer loans.

      The net interest margin remained stable at 4.10 percent for the first nine months of 2000 compared to 4.11 percent for the same period in 1999.

The yield on earning assets increased 33 basis points to 7.82 percent due to:

o A higher level of market interest rates which benefits us do to the reinvestment of capital.
o     An improved mixed of earning assets which emphasizes commercial lending.

Vista Bancorp, Inc. and Subsidiaries

Our average cost of interest-bearing liabilities increased 37 basis points to
4.31 percent due to:

o     A higher level of market interest rates which increased our funding costs.
o     Unification related time deposit promotions.
o     Increased competitor pricing pressures.
o A shift in our funding mix to time deposits and Federal Home Loan Bank borrowings.
o     Slower growth in core deposits.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended September 30, 2000 and 1999, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

Vista Bancorp, Inc. and Subsidiaries

Consolidated Average Balances, Net Interest Income and Average Rates (Tax-equivalent Basis)

For the Nine Months Ended September 30,                              2000                                     1999
--------------------------------------------------------------------------------------------------------------------------------
                                                       Average                  Average          Average                Average
                                                       Balances     Interest     Rates           Balances    Interest    Rates
Amounts in Thousands (except percentages)                              (1)        (2)                          (1)        (2)
--------------------------------------------------------------------------------------------------------------------------------
Assets
Federal funds sold and securities purchased

     under agreements to resell                        $  7,292     $    345      6.32%           $ 8,415     $    305     4.85%

Short-term investments                                    1,174           51      5.80%             2,807          105     5.00%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL SHORT-TERM INVESTMENTS                         8,466          396      6.25%            11,222          410     4.88%
--------------------------------------------------------------------------------------------------------------------------------

Securities:

     U.S. Treasury                                        8,531          370      5.79%             9,971          438     5.87%

     U.S. Government agencies and corporations          126,179        6,384      6.76%           122,932        5,796     6.30%

     States and other political subdivisions (3)         39,637        2,013      6.78%            37,920        1,931     6.81%

     Other                                               27,903        1,451      6.95%            20,640        1,008     6.53%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES                                   202,250       10,218      6.75%           191,463        9,173     6.41%
--------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (4)

       Mortgage                                         133,861        7,636      7.62%           133,653        7,514     7.52%

       Commercial (3)                                   194,518       13,087      8.99%           151,679        9,844     8.68%

       Consumer                                         108,862        6,619      8.12%            98,489        5,921     8.04%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                        437,241       27,342      8.35%           383,821       23,279     8.11%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                      647,957       37,956      7.82%           586,506       32,862     7.49%
--------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                  21,791                                    20,033

Allowance for loan losses                                (5,679)                                   (4,816)

Other assets                                             15,787                                    15,767
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-EARNING ASSETS                    31,899                                    30,984
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                      $ 679,856                                $ 617,490
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Interest-bearing liabilities:

     Demand                                            $ 93,506     $  1,247      1.78%         $  83,948     $  1,148     1.83%

     Savings                                            138,132        3,106      3.00%           139,257        3,115     2.99%

     Time                                               225,309        9,341      5.54%           203,957        7,861     5.15%

     Time deposits $100,000 and over                     54,863        2,393      5.83%            48,095        1,763     4.90%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS                    511,810       16,087      4.20%           475,257       13,887     3.91%
--------------------------------------------------------------------------------------------------------------------------------

     Borrowed funds                                      35,884        1,399      5.21%            21,614          642     3.97%

     Long-term debt                                      12,489          590      6.31%             7,110          305     5.74%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL BORROWED FUNDS AND LONG-TERM DEBT             48,373        1,989      5.49%            28,724          947     4.41%
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                 560,183       18,076      4.31%           503,981       14,834     3.94%
--------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                      64,877                                    62,393

Other liabilities                                         4,003                                     4,280
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-BEARING LIABILITIES               68,880                                    66,673
--------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                     50,793                                    46,836
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 679,856                                $ 617,490
--------------------------------------------------------------------------------------------------------------------------------

Interest Income/Earning Assets                                        37,956      7.82%                         32,862     7.49%
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                       18,076      3.72%                         14,834     3.38%
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                  $ 19,880      4.10%                       $ 18,028     4.11%
--------------------------------------------------------------------------------------------------------------------------------

      (1)   Interest on loans includes fee income.
      (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
      (3) Tax-equivalent adjustments were $752 thousand for 2000 and $664 thousand for 1999.
      (4)   Includes nonaccrual loans.
      (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES

Volume/Rate Analysis of Changes in Net Interest Income (Tax-equivalent Basis)

                                                           Nine Months Ended September 30,

                                                                   2000 vs. 1999
                                                           ------------------------------
                                                                       Increase (Decrease)

                                                                       Due to Changes in:
                                                           ------------------------------
                                                             Total     Average    Average

Amounts in Thousands                                       Change(1)    Volume      Rate
-----------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                         $    40    $   (45)   $    85

Short-term investments                                         (54)       (69)        15
-----------------------------------------------------------------------------------------
      Total Short-term Investments                             (14)      (114)       100
-----------------------------------------------------------------------------------------

Securities:

  U.S. Treasury                                                (68)       (62)        (6)

  U.S. Government agencies and corporations                    588        156        432

  States and other political subdivisions                       82         88         (6)

  Other                                                        443        375         68
-----------------------------------------------------------------------------------------
      Total Securities                                       1,045        557        488
-----------------------------------------------------------------------------------------

Loans, net of unearned income: (2)

  Mortgage                                                     122         12        110

  Commercial                                                 3,243      2,871        372

  Consumer                                                     698        630         68
-----------------------------------------------------------------------------------------
      Total Loans                                            4,063      3,513        550
-----------------------------------------------------------------------------------------
          Total Interest Income                              5,094      3,956      1,138
-----------------------------------------------------------------------------------------

Interest Expense:

  Demand                                                        99        129        (30)

  Savings                                                       (9)       (25)        16

  Time                                                       1,480        860        620

  Time deposits $100,000 and over                              630        268        362
-----------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                        2,200      1,232        968
-----------------------------------------------------------------------------------------

  Borrowed funds                                               757        514        243

  Long-term debt                                               285        251         34
-----------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                1,042        765        277
-----------------------------------------------------------------------------------------
          Total Interest Expense                             3,242      1,997      1,245
-----------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)  $ 1,852    $ 1,959    $  (107)
-----------------------------------------------------------------------------------------

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2)   Includes nonaccrual loans.

Vista Bancorp, Inc. and Subsidiaries

Noninterest Income

      Total noninterest income increased 16 percent to $1.1 million for the quarter compared to $946 thousand a year ago. Excluding gains on security and loan sales, noninterest income increased 6 percent to $1.0 million. During the quarter a $95 thousand gain was realized from the sale of a portion of the unguaranteed SBA loan portfolio. There were no security sales during the third quarter. Also, increased levels of fees assessed to customers for insufficient funds on checking accounts (NSF fees) contributed to higher noninterest income.

      For the nine months ended September 30, 2000, noninterest income decreased 3 percent to $3.1 million from $3.2 million a year ago. However, excluding security and loan sales, noninterest income increased 7 percent to $3.0 million from $2.8 million in 1999. During this period, $222 thousand in security losses were realized as a portion of the portfolio was re-positioned into higher yielding investments. Gains on loan sales totaled $272 thousand but declined from 1999 levels due to a lower SBA loan origination volume.

      During the first nine months of 2000, service charges on deposits increased due to higher NSF fees despite lower levels of maintenance charges on demand accounts. Also, higher ATM user fees, debit card transaction income and Trust and Asset Management fees were partially offset by lower levels of mortgage origination income.

Noninterest Expense

      Total noninterest expense increased 14 percent to $4.86 million for the third quarter of 2000 from $4.27 million in 1999. Excluding non-recurring unification charges total noninterest expenses increased 6 percent to $4.54 million. Expenses incurred during the unification of our subsidiary banks included:

o     Radio, television and newsprint advertising.
o     Community promotional events.
o     Replacement of obsolete forms and signage.
o     Technology consultants.

Other expenses during the quarter were up primarily due to the lease and operation of our new Operations and Technology facility.

      For the nine months ended September 30, 2000, total noninterest expense increased 6 percent to $13.8 million from $13.0 million in the corresponding period of 1999. Excluding the unification charges, noninterest expenses increased 4 percent from 1999.

Vista Bancorp, Inc. and Subsidiaries

      One benchmark we use to measure the efficiency of our operational spending considers noninterest expense as a percent of average assets. This measure improved to 2.72 percent for the first nine months of 2000 from 2.82 percent in 1999. A lower result is favorable and shows efficiency gains. A second measure, known as the efficiency ratio, attempts to capture the cost of generating one incremental dollar of revenue. This ratio improved to 59.7 percent compared to
61.6 percent. A lower percentage generally indicates efficiency in producing revenue or maintaining costs but does not indicate actual success at driving revenue improvements or maintaining expense levels.

      In addition to the unification and facility expenses incurred during the first nine months of 2000, we continued to invest in technology to increase efficiency and productivity. Also, Other Real Estate Owned (OREO) expenses have declined significantly due to aggressive management of this portfolio.

      The provision for income taxes decreased to $656 thousand for the third quarter of 2000 from $748 thousand in the third quarter of 1999, on a lower level of pre-tax earnings. The effective tax rate equaled 28.2 percent for the third quarter of 2000 and 30.2 percent for the similar quarter of 1999. The effective tax rate equaled 30.4 percent for the nine months ended September 30, 2000 and 1999.

Financial Condition - September 30, 2000 versus December 31, 1999

      Total consolidated assets increased 6 percent to $694.9 million at September 30, 2000 from $654.7 million at December 31, 1999. The change in consolidated assets was comprised of:

      o     $37.1 million growth in loans,
      o     $17.8 million increase in cash and cash equivalents, and a
      o     $14.7 million decrease in securities available for sale.

      Total loans increased $37.1 million, net of $9.2 million in mortgage and SBA loan sales. Loan growth consisted primarily of commercial loans, which increased $33.6 million and now represent 46 percent of the total portfolio compared to 42 percent at year-end. The increase was derived from our planned strategy of pursuing larger dollar, higher yielding commercial loans. Total consumer loans increased $4.5 million and remained a constant 25 percent of the portfolio. Consumer growth was due to increased indirect auto lending due to the addition of dealer relationships. Total mortgages realized a net decline of $1 million from year-end 1999 and decreased to 29 percent of the total portfolio due primarily to the sale of $5.9 million in fixed and variable rate mortgages during the quarter. Strategic realignment of the portfolio over the past few years resulted in the decline of the mortgage concentration and the increase in the commercial concentration.

Vista Bancorp, Inc. and Subsidiaries

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

      Total cash and cash equivalents increased $17.8 million during the quarter due to an increase in federal funds, cash and due from banks and short-term investments.

      Total securities available for sale decreased $14.8 million to $187.5 million at September 30, 2000 compared to $202.3 million at December 31, 1999. The decrease was due to a shift of investments into loans to increase yields and improve profitability. Proceeds generated from the sale and scheduled maturities of investment securities combined to produce positive cash flows of $39.9 million while $22.0 million was reinvested into investment securities with the balance used to fund loan demand.

      We funded this asset growth with:

o     $27 million in core deposit growth,
o     $8 million in short and medium-term borrowed funds, and
o     $6.1 million in capital generation.

      Deposit growth consisted of $30.5 million in time deposits and $8.9 million in transaction accounts offset in part by a $12.5 million decline in total savings balances. Due to the higher level of market interest rates customers have shifted deposits from savings and money market products to higher yielding time deposits. Deposit concentrations at quarter-end consisted of 50 percent time deposits, 28 percent demand deposits and 22 percent savings deposits.

      The $8 million increase in borrowed funds was due to a combination of overnight repurchase agreement balances and medium-term Federal Home Loan Bank
(FHLB) advances. During the year, we entered into FHLB borrowing arrangements to fund asset growth, primarily commercial loan growth.

Asset Quality

      Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased slightly to $3.4 million at September 30, 2000 from $3.2 million at the end of 1999 and decreased slightly from $3.5 million at June 30, 2000. The increase in nonperforming loans since year-end 1999 was due primarily to the addition of residential mortgages and consumer loans that historically experience nominal losses. OREO decreased $324 thousand to $229 thousand due to liquidation and sale of foreclosed properties. Non-performing assets equaled less than one percent of total loans and OREO at September 30, 2000 and December 31, 1999.

Vista Bancorp, Inc. and Subsidiaries

      Commercial non-performing loans decreased to 40 percent of total nonaccrual loans at September 30, 2000 from 46 percent at December 31, 1999, while nonaccrual residential mortgage loans increased to 42 percent from 38 percent. Consumer nonaccrual loans increased to 18 percent of total nonaccrual loans from 16 percent at December 31, 1999.

Amounts in thousands                      September 30, 2000   December 31, 1999   September 30, 1999
--------------------                      ------------------   -----------------   ------------------
Non-performing loans                            $3,209               $2,672             $2,269
Other real estate owned                            229                  553                506
                                                ------               ------             ------
Total non-performing assets                     $3,438               $3,225             $2,775
Loans past due 90 days and on
accrual status                                  $    0               $   19             $   59

Impaired Loans

      A loan is considered impaired when, after we have considered current information and events, it is probable that we will be unable to collect all amounts, including principal and interest, according to the contractual terms of the loan agreement. Impaired loans typically include nonaccrual and restructured loans. We consider the following in identifying impaired loans:

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

Vista Bancorp, Inc. and Subsidiaries

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

      At September 30, 2000, total impaired loans equaled $5.0 million, of which $3.2 million are non-performing loans. Impaired loans increased $1.6 million from year-end 1999 due to higher non-performing loans and the addition of one borrower who was determined to be impaired. This loan was classified as impaired due to insufficient cash flow, inadequate guarantor support and the failure to meet revised loan covenants. A $150 thousand specific loan loss reserve allocation has been established for this borrower. A total specific reserve allocation of $506 thousand has been established for all impaired loans.

Allowance for Loan Losses

      The allowance for loan losses increased to $6.0 million or 1.34 percent of total loans at September 30, 2000 from $5.3 million or 1.28 percent of total loans at December 31, 1999. The allowance increased due to a provision for loan losses of $947 thousand less charge-offs, net of recoveries, totaling $190 thousand. The provision for loan losses increased $29 thousand or 10 percent to $315 thousand for the quarter compared to a year ago.

      Loan growth and an increased concentration of commercial loans accounted for the increase. Over the past year, average total loans increased $53.4 million to $437.2 million. Average commercial loans increased $42.8 million to represent 44 percent of average total loans at September 30, 2000.

      Because our loan portfolio contains a significant number of commercial loans with relatively large balances the deterioration of one or several of these loans may result in a significant increase in non-performing loans. An increase in non-performing loans could result in a loss of interest income, higher carrying costs, and an increase in the provision for loan losses and loan charge-offs.

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

Vista Bancorp, Inc. and Subsidiaries

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

      Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                          For The Nine months
                                                          Ended September 30,
Amounts in thousands                                     2000            1999
--------------------                                   --------         -------

Average loans outstanding                              $437,241        $383,821

Total loans at end of period                            447,936         403,419
Allowance for loan losses:
  Balance at beginning of period                          5,266           4,524
      Charge-offs:
          Commercial                                         67              98
          Real estate - mortgage                             34               1
          Installment                                       166             144
                                                       --------         -------
             Total charge-offs                              267             243
      Recoveries:
          Commercial                                         36              14
          Real estate - mortgage                              1              13
          Installment                                        40              34
                                                       --------         -------
             Total recoveries                                77              61
                                                       --------         -------

      Net charge-offs:                                      190             182
      Provision for loan losses                             947             763
                                                       --------         -------
  Balance at end of period                             $  6,023         $ 5,105

Net charge-offs as a percent of average                    0.04%           0.05%
  loans outstanding during period
Allowance for loan losses as a percent                     1.34%           1.27%
  of total loans

Vista Bancorp, Inc. and Subsidiaries

Liquidity

      At September 30, 2000, cash and cash equivalents equaled $47.2 million representing an increase of $17.8 million from the $29.4 million in cash and cash equivalents at December 31, 1999.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $17.8 million increase in cash and cash equivalents was attributed to cash flows provided by operating and financing activities totaling $38.9 million, offset by investing activities of $21.1 million.

      For the nine months, net cash provided by operating activities equaled $5.3 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

      Net cash used in investing activities totaled $21.1 million and included $22.0 million of security purchases and $46.6 million of net loans. Proceeds received through maturities and sales of investment securities and loans provided $49.1 million in funding for these investments.

      Net cash provided by financing activities totaled $33.6 million and included $27.0 million of net deposit growth and $8.0 million in long-term debt and borrowed funds, that offset cash dividends paid and share repurchases.

Capital Resources

      Total shareholders' equity increased $6.1 million to $50.1 million at September 30, 2000 from $44.0 million at December 31, 1999. Changes in shareholders' equity included:

      o     $5.2 million in net income,
      o $2.4 million appreciation in the fair value of securities available for sale,
      o $860 thousand in capital raised through the dividend reinvestment plan, and
      o     $2.2 million in cash dividends paid.

Our dividend pay out ratio increased to 42.58 percent for the nine months ended September 30, 2000 compared to 40.44% at September 30, 1999.

      At September 30, 2000, a $2.9 million unrealized loss existed in the available for sale portfolio compared to a $5.3 million unrealized loss at December 31, 1999. The estimated fair value of the portfolio appreciated due to the decrease in absolute market interest rates offset in part by widening credit spreads in the financial markets.

Vista Bancorp, Inc. and Subsidiaries

      During the first quarter 1999, the Board of Directors authorized the extension of the share repurchase program to include an additional 100,000 shares. These purchases are made pursuant to section 10b-18 from time to time in open market transactions in the discretion of management and stock availability.

      As of March 31, 1999, the initial 100,000 shares had been purchased at a cost of $2.0 million or an average of $20.18 per share. Under the augmented program, 55,350 shares had been purchased at a cost of $957 thousand or an average of $17.28 per share through October 31, 2000.

      Vista maintained a Tier I risk-based capital ratio of 11.70 percent and a total risk-based capital ratio of 12.95 percent at September 30, 2000, compared to 12.00 percent and 13.25 percent, respectively, at December 31, 1999. Vista maintained a leverage capital ratio of 7.64 percent at September 30, 2000 and
7.45 percent at December 31, 1999.

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

            (b)   Reports on Form 8-K

                  On July 11, 2000, we filed form 8-K stating that the Office of the Comptroller of the Currency ("OCC") has approved the Plan of Merger between the Registrants two wholly owned subsidiary banks, Phillipsburg National Bank and Trust Company and Twin Rivers Community Bank. The resulting bank will trade under the name of Vista Bank, National Association. It is anticipated that the effective date for the Plan of Merger will be September 5, 2000.

Vista Bancorp, Inc. and Subsidiaries

                  On August 1, 2000, we filed form 8-K regarding the merger of our certifying accountant Rudolph, Palitz LLC with McGladrey & Pullen, LLP. Details are as follows:

            (a) On August 1, 2000, the Company was notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP and that Rudolph, Palitz LLC would no longer be the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

            (b) The auditor's reports from Rudolph, Palitz LLC for the Registrant's past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

            (c) The decision to engage McGladrey & Pullen, LLP was not approved by the Board of Directors.

            (d) During the Registrant's two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

            (e) The Registrant has requested Rudolph, Palitz LLC to furnish a letter addressed to the Commission stating whether it agrees with the statements made in this Item. Such letter is included in an exhibit to this Form 8-K.

                  On August 21, 2000, we filed form 8-K stating that as of 12:00
            a.m. on Monday, August 21, 2000, our Plan of Merger between the two wholly owned subsidiary banks, Phillipsburg National Bank and Trust Company and Twin Rivers Community Bank had been completed.

Vista Bancorp, Inc. and Subsidiaries

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Vista Bancorp, Inc.
-------------------------------
         (Registrant)

Dated: November 14, 2000


                                          By  /s/ William F. Keefe
                                              --------------------------

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