Form 10-K405
period 2000-12-31
VISTA BANCORP INC
filed 2001-03-29
CIK 831979

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                  The aggregate market value of the voting stock held by non-affiliates of the Registrant was: $83.4 million at March 12, 2001.

                  As of March 12, 2001, the Registrant had outstanding 5,097,389 shares of its common stock, par value $0.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 2000, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 81
                            Exhibit Index on Page 37

                               VISTA BANCORP, INC.
                                    FORM 10-K

                                      INDEX
                                      -----

PART                                                                                                 PAGE
----                                                                                                 ----
Item 1.       Business........................................................................         3

Item 2.       Properties......................................................................        22

Item 3.       Legal Proceedings...............................................................        24

Item 4.       Submission of Matters to a Vote of Security Holders.............................        24


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
                Matters.......................................................................        25

Item 6.       Selected Financial Data.........................................................        25

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operation......................................................        25

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk.......................        26

Item 8.       Financial Statements and Supplementary Data.....................................        26

Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................................            26

PART III

Item 10.      Directors and Executive Officers of the Registrant..............................        26

Item 11.      Executive Compensation..........................................................        28

Item 12.      Security Ownership of Certain Beneficial Owners and Management..................        32

Item 13.      Certain Relationships and Related Transactions..................................        33

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.................        34

Signatures    ...............................................................................         35

Index to Exhibits.............................................................................        37

                               VISTA BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

We are a registered bank holding company and New Jersey business corporation and are headquartered in Phillipsburg, New Jersey. In August of 2000, we combined our then two bank subsidiaries - The Phillipsburg National Bank and Trust Company ("Phillipsburg National") and Twin Rivers Community Bank - into one bank, under the national bank charter of Phillipsburg National, but with a new name: Vista Bank, National Association ("Vista Bank"). Our business consists of the management and supervision of Vista Bank. Our principal source of income is dividends paid by Vista Bank. At December 31, 2000, we had, on a consolidated basis, approximately:

     o    $ 695 million in total assets;
     o    $ 445 million in loans;
     o    $ 593 million in deposits; and
     o    $ 54 million in stockholders' equity.

Vista Bank is a national banking association and member of the Federal Reserve System. The deposits of Vista Bank are insured by the Bank Insurance Fund of the FDIC. Vista Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small to medium-sized business in their market areas. Vista Bank operates also a full-service trust department. At December 31, 2000, Vista Bank had 9 branch banking offices which are located in the New Jersey counties of Warren and Hunterdon and 6 branch banking offices located in the Pennsylvania counties of Northampton and Lehigh.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

     o    economic characteristics,
     o    products and services,
     o    operating processes,
     o    delivery system,
     o    customer buses, and
     o    regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2000.

As of December 31, 2000, we had 219 employees on a full-time equivalent basis. The Company and Vista Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to us and Vista Bank and provides certain specific information. This regulatory framework is primarily intended for the protection of depositors at Vista Bank and the Bank Insurance Fund that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or Vista Bank may have a material effect on our business.

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by us from Vista Bank and also limit various other transactions between us and Vista Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its respective total capital the aggregate outstanding amount of Vista Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its respective total capital the aggregate outstanding amount of Vista Bank's covered transactions with all of their affiliates (including financial subsidiaries). At December 31, 2000, approximately $5.2 million was available for loans to us from Vista Bank.
Section 23A of the Federal Reserve Act also generally requires that Vista Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that Vista Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, Vista Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a national bank and member of the Federal Reserve System, Vista Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency and secondary regulation by the FDIC. Vista Bank is subject to extensive statutes and regulations that significantly affect its business and activities. Vista Bank must file reports with its regulator concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Vista Bank is also subject to periodic examinations by its regulator to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

We and Vista Bank are also affected by various other governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Federal Reserve Board. The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, leases, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

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

SUPPORT OF VISTA BANK

Under current Federal Reserve Board policy, we are expected to act as a source of financial and managerial strength to Vista Bank by standing ready to use available resources to provide adequate capital funds to Vista Bank during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting Vista Bank. The support expected by the Federal Reserve Board may be required at times when we may not have the resources or inclination to provide it.

If a default occurred with respect to Vista Bank, any capital loans to Vista Bank from us would be subordinate in right of payment to payment of Vista Bank's depositors and certain of its other obligations.

LIABILITY OF COMMONLY CONTROLLED BANKS

Vista Bank can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with:

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

DEPOSITOR PREFERENCE STATUTE

In the "liquidation or other resolution" of Vista Bank by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against Vista Bank are afforded a priority over the general unsecured claims against Vista Bank, including federal funds and letters of credit.

ALLOWANCE FOR LOAN LOSSES

There are certain risks inherent in making all loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in our market area economy, risks inherent in dealing with individual borrowers, and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans and commercial real estate loans comprised 47% of our total consolidated loans as of December 31, 2000. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

Vista Bank maintains an allowance for loan losses to absorb any loan losses based on, among other things, our historical experience, an evaluation of economic conditions, and regular reviews of any delinquencies and loan portfolio quality. We cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. Additions to the allowance for loan losses would result in a decrease in our net income and, possibly, our capital.

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

After our evaluation of these loans, we allocate portions of our allowance for loan losses to categories of loans based upon the following considerations:

     o    historical loss levels,
     o    prevailing economic conditions,
     o    delinquency trends,
     o    concentrations of credit risk, and
     o    changes in loan policies underwriting standards.

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

CAPITAL REQUIREMENTS

We are subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the Office of the Comptroller of the Currency on Vista Bank. For this purpose, a bank's or bank holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or bank holding company's capital, in turn, includes the following tiers:

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2000, we met both requirements, with Tier 1 and Total Capital equal to 11.8 percent and 13.1 percent of total consolidated risk-weighted assets.

The Federal Reserve Board has adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1999. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if we have the highest regulatory rating and meet certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if we do not meet these requirements. At December 31, 2000, our leverage ratio was 7.74 percent.

The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, bank holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities or when a bank holding company faces unusual or abnormal risk. The Federal Reserve Board has not advised us of any specific minimum leverage ratio that we must maintain.

Vista Bank is subject to similar risk-based capital and leverage requirements adopted by the Office of the Comptroller of the Currency. Vista Bank was in compliance with the applicable minimum capital requirements as of December 31, 2000. The Office of the Comptroller of the Currency has not advised Vista Bank of any specific minimum leverage ratio applicable to it.

Failure to meet capital requirements could subject Vista Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance Corporation Improvements Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposed progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if such bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent bank holding company must guarantee compliance with the plan up to the lesser of five percent of such bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.

Rules adopted by the Office of the Comptroller of the Currency under FDICIA provide that a bank is deemed to be well capitalized if such bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2000, Vista Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and that the capital category may not constitute an accurate representation of Vista Bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2000, Vista Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Vista Bank. In general, under New Jersey law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of dividends paid by Vista Bank. The National Bank Act limits the amount of dividends Vista Bank can pay to us without regulatory approval. Vista Bank may declare and pay dividends to us to the lesser of:

     o    the level of undivided profits, and

     o absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 2000, approximately $11.6 million was available for payment of dividends by Vista Bank.

In addition, federal bank regulatory authorities have authority to prohibit Vista Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of Vista Bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of Vista Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

DEPOSIT INSURANCE ASSESSMENTS

The deposits of Vista Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on Vista Bank's capitalization and supervisory evaluations provided to the FDIC by the Office of the Comptroller of the Currency. An insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

In the light of the current financial position of the federal deposit insurance funds and the recent low number of depository institution failures, the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF ( in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2000 at approximately $0.0202 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2000, we paid FICO assessments, on a consolidated basis, of $116 thousand.

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

Furthermore, Riegle-Neal provides that appropriate federal supervisory agencies may approve a merger of Vista Bank with another bank located in a different state or the establishment by Vista Bank of a new branch office either by acquisition or de novo. Such transactions may be completed if the relevant state has opted-in to Riegle-Neal. With respect to both interstate branching by acquisition or merger, New Jersey has opted-in. However, New Jersey law does not contain an "opt-in" to the de novo interstate branching provisions.

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

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve Board permits us or our subsidiaries to engage in nonbanking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. For a discussion of other activities that are financial in nature in which we can engage, see the caption that follows entitled Financial Services Modernization.

The Federal Reserve Board requires us to serve as a source of financial and managerial strength to Vista Bank and not to conduct our operations in an unsafe and unsound manner. Whenever the Federal Reserve Board believes an activity that we are doing or our control of a nonbank subsidiary (other than a nonbank subsidiary of Vista Bank) constitutes a serious risk to the financial safety, soundness, or stability of Vista Bank and is inconsistent with sound banking principles or the purposes of the federal banking laws, the Federal Reserve Board may require us to terminate that activity or to terminate control of that subsidiary. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal nonbanking activities that presently may be conducted by a bank holding company or its subsidiary without prior approval of the Federal Reserve Board are:

     o SERVICING ACTIVITIES. Furnishing services for, or establish or acquire a company that engages solely in servicing activities for:

          - us or Vista Bank in connection with activities authorized by law, such as commitments entered into by our subsidiaries with third parties as long as we or our servicing company comply with published guidelines and do not act as a principal in dealing with third parties.

          -    the internal operations of Vista Bank, such as:

               -    accounting, auditing and appraising;
               -    advertising and public relations;
               - data processing and transmission services, data bases or facilities;
               -    personnel services;
               -    courier services;
               - holding or operating property used by our subsidiaries or for their future use;
               -    liquidating property acquired from Vista Bank; and
               - selling, purchasing or underwriting insurance, such as blanket bond insurance, group insurance for employees and property and casualty insurance.

     o SAFE DEPOSIT BUSINESS. Conduct a safe deposit business or acquire voting securities of a company that conducts such business.

     o SECURITIES OR PROPERTY REPRESENTING FIVE PERCENT OR LESS OF ANY COMPANY. Acquiring five percent or less of the outstanding voting securities of any company regardless of that company's activities.

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

               -    INVESTING AND TRADING ACTIVITIES. Engaging as principal in:

                         (A) Foreign exchange;

                         (B) Forward contracts, options, futures, options on
                    futures, swaps, and similar contracts, whether traded on exchanges or not, based on any rate, price, financial asset (including gold, silver, platinum, palladium, copper, or any other metal approved by the Federal Reserve Board), nonfinancial asset, or group of assets, other than a bank-ineligible security under certain conditions.

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

                    - PRINTING AND SELLING MICR-ENCODED ITEMS. Printing and
               selling checks and related documents, including corporate image checks, cash tickets, voucher checks, deposit slips, savings withdrawal packages, and other forms that require Magnetic Ink Character Recognition ("MICR") encoding.

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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act of 1977, as amended (the "CRA"), and the regulations promulgated to implement the CRA are designed to create a system for bank regulatory agencies to evaluate a depository institution's record of meeting the credit needs of its community. CRA regulations establish tests for evaluating both small and large depository institutions' investment in the community. A "small bank" is defined as a bank which has total assets of less than $250 million and is independent or is an affiliate of a holding company with less than $1 billion in assets. There are streamlined procedures for evaluating small banks and the frequency of CRA examinations will occur less often based upon a bank's CRA rating. A large retail institution is one which does not meet the "small bank" definition. A large retail institution can be evaluated under one of two tests: (1) a three-part test evaluating the institution's lending, service and investment performance; or (2) a "strategic plan" designed by the institution with community involvement and approved by the appropriate federal bank regulator. A large institution must choose one of these options under which, to be examined. In addition, the CRA regulations include separate rules regarding the manner in which "wholesale banks" and "limited purpose banks" will be evaluated for compliance.

For the purposes of the CRA regulations and based upon financial information as of December 31, 2000, Vista Bank is deemed to be a large retail institution. Prior to August 21, 2000, Vista Bank's predecessors - Phillipsburg National and Twin Rivers - were evaluated for CRA compliance using the lending, service and investment tests and streamlined procedures, repectively. Each received a "satisfactory" rating.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 2000, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which will, in general, take effect on March 11, 2001. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and Vista Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

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

The Act gives national banks authority to use "financial subsidiaries" to engage in financial activities. This authority has some limitations. A financial subsidiary of Vista Bank may not, as a principal:

     o    underwrite insurance or annuities;

     o    engage in real estate development or investment;

     o    engage in merchant banking; or

     o    engage in insurance portfolio investment activities.

A bank's investment in a financial subsidiary will affect the way it calculates its capital. Vista Bank must deduct from its assets and stockholders' equity the total of its investments in financial subsidiaries. Moreover, a bank must present its financial information in two ways: in accordance with generally accepted accounting principles, and, separately, in a manner that reflects the segregation of Vista Bank's investments in financial subsidiaries.

As of the date of this report, we have not considered whether to elect to become a financial holding company, or to engage in any financial activities, or to establish any financial subsidiaries for Vista Bank.

PRIVACY

Title V of the GLB Act creates a minimum federal standard of privacy by limiting the instances which we and Vista Bank may disclose nonpublic personal information about a consumer of our products or services to nonaffiliated third parties. A state, for example: New Jersey or Pennsylvania, can impose a greater or more restrictive standard of privacy than the GLB Act. The GLB Act distinguishes "consumers" from "customers" for purposes of the notice requirements imposed by this Act. We are required to give a "consumer" a privacy notice only if we intend to disclose nonpublic personal information about the consumer to a nonaffiliated third party. However, by contrast, we are required to give a "customer", a notice of our privacy policy at the time of the establishment of a customer relationship and then annually thereafter during the continuation of the customer relationship.

The term consumer is different from the term customer. A consumer means an individual who obtains or has obtained a financial product or service from Vista Bank that is to be used primarily for personal, family or household purposes or that individual's representative. A customer of Vista Bank is an individual with a continuous relationship with Vista Bank. The Office of the Comptroller of the Currency issued regulations (effective November 13, 2000, however, compliance is optional until July 1, 2001) which give several examples of a consumer and customer relationship:

     o An individual who applies to Vista Bank for credit for personal, family or household purposes is a consumer of a financial service, regardless of whether the credit is extended.
     o An individual who provides nonpublic personal information to Vista Bank in order to obtain a determination about whether he or she may qualify for a loan to be used primarily for personal, family, or household purposes is a consumer of a financial service, regardless of whether the loan is extended by Vista Bank or another financial institution.
     o An individual who provides nonpublic personal information to Vista Bank in connection with obtaining or seeking to obtain financial, investment or economic advisory services is a consumer regardless of whether Vista Bank establishes an ongoing advisory relationship.
     o An individual who negotiates a workout with Vista Bank for a loan that Vista Bank owns is a consumer regardless of whether Vista Bank originally extended the loan to the individual.
     o An individual who has a loan from Vista Bank is Vista Bank's consumer even if Vista Bank:
          -    Hires an agent to collect on the loan;
          -    Sells the rights to service the loan; or
          - Bought the loan from the financial institution that originated the loan.
     o An individual is not Vista Bank's consumer solely because Vista Bank processes information about the individual on behalf of a financial institution that extended the loan to the individual.

On the other hand, several examples of a customer follow:

     o A customer has a continuing relationship with Vista Bank if the customer:
          - Has a deposit, loan, credit, trust or investment account with Vista Bank;
          -    Purchases an insurance product from Vista Bank;
          -    Holds an investment product through Vista Bank;
          - Enters into an agreement or understanding with Vista Bank whereby Vista Bank undertakes to arrange or broker a home mortgage loan for the customer;
          - Has a loan that Vista Bank services where Vista Bank owns the servicing rights;
          -    Enters into a lease of personal property with Vista Bank; or
          - Obtains financial, investment, or economic advisory services from Vista Bank for a fee.
     o A person does not, however, have a continuing relationship with Vista Bank and therefore is not a customer, if:
          - The person only obtains a financial product or service in an isolated transaction, such as withdrawing cash from Vista Bank's ATM or purchasing a cashier's check or money order;
          - Vista Bank sells the person's loan and does not retain the rights to service the loan; or
          - Vista Bank sells the person airline tickets, travel insurance or traveler's checks in an isolated transaction.

In general, Vista Bank cannot disclose to a nonaffiliated third party any nonpublic personal information of its customers and consumers unless Vista Bank provides its customer or consumer with a notice that includes:

     o    the policies and practices of Vista Bank with regard to:
          - disclosing nonpublic personal information to nonaffiliated third parties;
          - the categories of persons to whom the information is or may be disclosed; and
          -    the policy for disclosure to former customers;
     o categories of nonpublic personal information that are collected by Vista Bank;
     o the policies that Vista Bank maintains to protect the confidentiality and security of nonpublic personal information;
     o    the disclosure, if required, under the Fair Credit Reporting Act; and

     o in addition, Vista Bank must provide an opt out notice to each of its consumers and customers that explains accurately the right to opt out of any disclosure by Vista Bank of the customer's or consumer's nonpublic personal information and the means by which the customer or consumer may exercise the opt out right.

The GLB Act sets forth a new requirement that this notice to a consumer or customer must be in clear and conspicuous or "plain English" language and presentation. The proposed regulations give several examples of the rules to follow in drafting these notices:

     o    Vista Bank makes its notice reasonably understandable if, Vista Bank:
          - Presents the information contained in the notice in clear, concise sentences, paragraphs and sections;
          - Uses short explanatory sentences and bullet lists, whenever possible;
          - Uses definite, concrete, everyday words and active voice, whenever possible;
          -    Avoids multiple negatives;
          -    Avoids legal and highly technical business terminology; and
          - Avoids boilerplate explanations that are imprecise and readily subject to different interpretations.
     o Vista Bank designs its notice to call attention to the nature and significance of the information contained in the notice if, to the extent applicable, Vista Bank:
          -    Uses a plain-language heading to call attention to the notice;
          -    Uses a typeface and type size that are easy to read; and
          -    Provides wide margins and ample line spacing.
     o If Vista Bank provides a notice on the same form as another notice or other documents, Vista Bank designs its notice to call attention to the nature and significance of the information contained in the notice if Vista Bank uses:
          -    Larger type size(s), boldface or italics in the text;
          -    Wider margins and line spacing in the notice; or
          -    Shading or sidebars to highlight the notice, whenever possible.

The GLB Act creates certain exceptions to the prohibition on disclosure of nonpublic personal information of customers and consumers. Some of these exceptions are:

     o    with the consent of the customer or consumer;
     o to effect, administer or enforce a transaction requested or authorized by the customer or consumer;
     o the servicing or processing of a financial product or service requested or authorized by the customer or consumer;
     o the maintaining or servicing of the customer's or consumer's account with Vista Bank or with another entity as part of a private label credit card program;
     o disclosure to persons holding a legal or beneficial interest relating to the customer or consumer or to persons acting in a fiduciary or representative capacity on behalf of the customer or consumer;
     o providing information to insurance rate advisory organizations, guaranty funds or agencies, rating agencies, persons assessing Vista Bank's compliance with industry standards and Vista Bank's attorneys, accountants and auditors; and
     o disclosure permitted under other laws, such as the Right to Financial Privacy Act, to law enforcement agencies or under local and state laws.

Vista Bank cannot disclose an account number or similar form of access code for a credit card account, deposit account or transaction account of a customer or consumer to any non-affiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the customer or consumer.

Vista Bank, National Association

On August 21, 2000, we merged our two subsidiary banks - The Phillipsburg National Bank and Trust Company ("Phillipsburg National") and Twin Rivers Community Bank ("Twin Rivers") - under the charter of Phillipsburg National, but with a name change to: Vista Bank, National Association or ("Vista Bank"). In addition, we combined the two Boards of Directors of these banks under Vista Bank and appointed the following persons to their respective offices:

          Barbara Harding - Chairperson, President and Chief Executive Officer

          David L. Hensley - Senior Executive President, Retail and Commercial Lending Division

          Marc S. Winkler - Senior Executive Vice President, Retail Banking Division

          William F. Keefe - Executive Vice President, Chief Financial Officer

Vista Bank, as a national banking association, is under the direct supervision of the Office of the Comptroller of the Currency. Its legal headquarters is located at 305 Roseberry Street, Phillipsburg, New Jersey 08865. As a result of this merger, Vista Bank succeeded to all of the assets and liabilities (including the deposit accounts) of Twin Rivers.

See Item 2 of this report for a more detailed description of Vista Bank's branch offices.

Vista Bank engages in full-service commercial and consumer banking and trust business, including accepting time and demand deposits, making secured and unsecured commercial and consumer loans, financing commercial transactions and making construction and mortgage loans.

Vista Bank succeeded also to the Trust Department of Phillipsburg National and provides trust and fiduciary services as executor and trustee under wills and deeds, as guardian and custodian and as trustee and agent for pension, profit-sharing and other employee benefit trusts as well as various investment, pension and estate planning services. Vista Bank's trust and fiduciary services include service as a transfer agent, registrar of stock and bond issues and as an escrow agent.

Vista Bank has a relatively stable deposit base and no material amount of deposits is obtained from a single depositor or group of depositors (including federal state and local governments). Vista Bank's predecessor banks had not experienced any significant seasonal fluctuations in the amount of their deposits and we do not expect any such seasonal fluctuations in the deposits of Vista Bank.

Vista Bank has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June 1988. Vista Bank provides investment management services to this subsidiary on a fee-basis for staff time, accounting, rent and other administrative services. As of December 31, 2000, Phillipsburg Investment, Inc. held approximately $ 121.7 million in securities available for sale, short term investments and cash on behalf of Vista Bank.

Competition

All phases of Vista Bank's business are highly competitive. Vista Bank's primary market area is the New Jersey counties of Hunterdon and Warren and the Pennsylvania counties of Lehigh and Northampton. In New Jersey, Vista Bank considers its major competitors to be United National Bank, headquartered in Plainfield, New Jersey; PNC Bank Corp., headquartered in Pittsburgh, Pennsylvania; First Union Corporation, headquartered in Charlotte, North Carolina; Fleet Financial Group, headquartered in Providence, Rhode Island (which acquired Summit Bank, headquartered in Princeton, New Jersey);
and Commerce Bank, headquartered in Cherry Hill, New Jersey. In terms of assets and liabilities, Vista Bank is smaller than its major New Jersey competitors. In Pennsylvania, Vista Bank considers its major competitors to be:
First Union Corporation, headquartered in Charlotte, North Carolina; Fulton Financial Corporation, headquartered in Lancaster, Pennsylvania; Sovereign Bank, headquartered in Wyomissing, Pennsylvania and Fleet Financial Group, headquartered in Providence, Rhode Island. In terms of assets and liabilities, Vista Bank is smaller than its major Pennsylvania competitors.

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

Our remaining banking centers are described as follows:

                                                                      SQUARE
LOCATION                            TYPE OF OWNERSHIP                 FOOTAGE      USE
--------                            -----------------                 -------      ---
755 Route 22 West                   Leased - $82,500                  16,500       Operations Center
Hillcrest Mall - Store #20          Annual Rental
Phillipsburg, NJ 08865

305 Roseberry Street                Owned                             18,393       Administrative Offices and
Phillipsburg, NJ  08865                                                            Loan Center

115 South Main Street               Owned                              3,276       South Main Street Office
Phillipsburg, NJ  08865

755 Route 22 West                   Leased - $24,000                   3,750       Hillcrest Branch Office
Hillcrest Mall - Store #26          Annual Rental
Phillipsburg, NJ  08865

331 Third Avenue                    Owned                              3,220       Alpha Branch Office
Alpha, NJ  08865

716 Route 57                        Owned                              2,500       Greenwich Branch Office
Stewartsville, NJ  08886

                                                                      SQUARE
LOCATION                            TYPE OF OWNERSHIP                 FOOTAGE      USE
--------                            -----------------                 -------      ---

1192 Route 22 East,                 Building Owned, Land               3,472       Phillipsburg Mall Branch
Phillipsburg, NJ  08866             Leased - $52,708 - Annual Rental               Office

39 Laneco Plaza                     Leased - $67,032                   2,160       Clinton Branch Office
Route 513 at I-78, Exit 15          Annual Rental
Clinton, NJ  08809

48 West Washington Avenue           Owned                              2,100       Washington Branch Office
Washington, NJ  07882

Route 57 West and                   Owned                              3,139       Washington Township Branch
Mill Pond Road                                                                     Office
Washington, NJ  07882

309 Highway 202                     Building Owned, Land               3,200       Flemington Branch Office
Flemington, NJ  08822               Leased - $31,820 Annual Rental

108 Baltimore Street                Leased - $56,650                   5,600       Trust Department Office
Phillipsburg, NJ  08865             Annual Rental

2925 William Penn Highway           Leased - $112,139                  7,316       Palmer Township Branch
Easton, PA  18045                   Annual Rental                                  Office

                                                                      SQUARE
LOCATION                            TYPE OF OWNERSHIP                 FOOTAGE      USE
--------                            -----------------                 -------      ---

61 North Third Street               Owned                              3,500       Easton Branch Office
Easton, PA  18042

2850 Easton Avenue                  Leased - $50,000                   2,645       Butztown Branch Office
Bethlehem, PA  18017                Annual Rental

1003 West Broad Street              Owned                              1,750       Bethlehem Branch Office
Bethlehem, PA  18018

3815 Linden Street                  Leased $111,454                    3,300       Linden St. (191) Branch Office
Bethlehem, PA  18017                Annual Rental

2400 Schoenersville Road            Leased - $111,454                  2,355       Schoenersville Branch Office
Bethlehem, PA  18017                Annual Rental

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

ITEM 3.  LEGAL PROCEEDINGS

On February 26, 2001 Lawrence B. Seidman and Seidman and Associates, LLC (collectively "Seidman") applied to the New Jersey Chancery Court for a temporary restraining order enjoining enforcement of amended Section 204 of Vista's Bylaws. The Court issued a letter opinion, dated March 12, 2001, and an order, dated March 13, 2001, which ruled in favor of Vista by denying Seidman's request for a temporary restraining order. On appeal, the Appellate Division affirmed the lower court's decision in favor of Vista to deny Seidman's request by order dated March 16, 2001. Vista will vigorously continue to contest this legal action and defend its right to amend Section 204 as it did. It is the opinion of Vista's legal counsel that this legal action will have no material affect on Vista's financial condition or income.

We and Vista Bank are not parties to any legal proceedings that could have any significant effect upon our financial condition or income. In addition, we and Vista Bank are not parties to any legal proceedings under federal and state environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

We had 941 stockholders of record including individual participants in security position listings and 5,097,389 shares of common stock, par value of $0.50 per share, the only authorized class of common stock, outstanding as of March 12, 2001. Our common stock trades under the symbol "VBNJ."

The table below presents the high and low prices reported for our Common Stock and dividends declared for the periods indicated. The range of high and low prices is based on trade prices reported on The NASDAQ Stock Market. On December 31, 2000, the closing price of a share of our Common Stock on The NASDAQ Stock Market was $17.25. All prices have been restated to take into consideration stock splits and stock dividends.

                                                      DIVIDENDS
2000:                 HIGH ($)          LOW ($)      DECLARED ($)
                      --------          -------      ------------
First quarter          $16.19           $12.86           $.13
Second quarter         $15.06           $12.98           $.15
Third quarter          $15.50           $13.50           $.15
Fourth quarter         $17.69           $14.88           $.15

                                                       DIVIDENDS
1999:                 HIGH ($)          LOW ($)      DECLARED ($)
                      --------          -------      ------------
First quarter          $19.61           $17.01           $.11
Second quarter         $18.57           $15.87           $.13
Third quarter          $18.33           $16.13           $.13
Fourth quarter         $17.86           $15.83           $.13

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 1, 2000, we were notified that Rudolph, Palitz LLC had merged with McGladrey & Pullen, LLP and that Rudolph, Palitz LLC would no longer be the auditor for the registrant. McGladrey & Pullen, LLP was appointed as the new auditor.

The auditor's reports from Rudolph, Palitz LLC for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage McGladrey & Pullen, LLP was not approved by the Board of Directors.

During the two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At March 12, 2001, we had ten directors.

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

The following information includes the age of each director as of the date of this report.
--------------------------------------------------------------------------------

CLASS A DIRECTORS WHOSE TERM EXPIRES IN 2002

         BARBARA HARDING, 54
         Director of Vista since 1988; director of the Phillipsburg National from 1985 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Chief Executive Officer of Phillipsburg National from 1985 to 1997. Current President and Chief Executive Officer of Vista and current Chairperson of the Board of Directors, President and Chief Executive Officer of Vista Bank.

         MARK A. REDA, 49
         Director of Vista since 1988 and director of Phillipsburg National from 1987 to August 2000. Vice President of Lou Reda, Inc., a vendor of office furniture. Director of Vista Bank from August 2000 to the present.

         J. MARSHALL WOLFF, 54
         Director of Vista since 1998 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. President of Kressler, Wolff & Miller, Inc., an independent insurance agency.
--------------------------------------------------------------------------------

CLASS B DIRECTORS WHOSE TERM EXPIRES IN 2003

         HAROLD J. CURRY, 69
         Director of Vista since 1988; director of Phillipsburg National from 1978 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present Current Chairman of the Board of Directors of Vista. Attorney-at-law.

         DALE F. FALCINELLI, 52
         Director of Vista since 1993 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Principal in D.F. Falcinelli, Inc., a management consulting company.

         BARRY L. HAJDU, 52
         Director of Vista since 1997 and director of Phillipsburg National and Twin Rivers from 1997 to August 2000. Director of Vista Bank from August 2000 to the present. President of Hajdu Construction, Inc., building contractors.

         MARC S. WINKLER, 44
         Director of Vista from 1990 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Executive Vice President of Vista; President and Chief Executive Officer of Twin Rivers since 1996; President of Twin Rivers from 1990 to 1996. Current Senior Executive Vice President of Vista Bank.
--------------------------------------------------------------------------------

CLASS C DIRECTORS AND NOMINEES FOR CLASS C DIRECTORS WHOSE TERM EXPIRES IN 2001

         RICHARD A. CLINE, 67
         Director of Vista since 1988; director of Phillipsburg National from 1979 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Vice-Chairman of the Board of Directors of Vista. Retired.

         JAMES T. FINEGAN, JR., 41
         Director of Vista since 1995 and director of Phillipsburg National from 1993 to August 2000. Director of Vista Bank from August 2000 to the present. Ophthalmologist.

         DAVID L. HENSLEY, 54
         Director of Vista since 1988; director of Phillipsburg National from 1985 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Executive Vice President of Vista. President and Chief Executive Officer of Phillipsburg National from 1997 to August 2000. President of Phillipsburg National from 1990 to 1997. Chief Operations Officer at Phillipsburg National from 1985 to 1997. Current Senior Executive Vice President of Vista Bank.

--------------------------------------------------------------------------------

                        BOARD OF DIRECTORS' COMPENSATION

DIRECTORS' FEES

Directors' fees, paid only to directors who are not Vista employees, are as follows:


                  Fee for each Board of Directors' meeting attended...............  $   500
                  Fee for each committee meeting attended.........................  $   200
                  Annual retainer fee paid to each director.......................  $ 5,000

Directors received in the aggregate in 2000 $ 70,400 in fees.



PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:


   NAME & POSITION                              HELD SINCE   EMPLOYEE SINCE      AGE
   ---------------                              ----------   --------------      ---
Harold J. Curry                                    1998             *            69
Chairman of the Board
Barbara Harding                                    1988           1988           54
President and CEO
David L. Hensley                                   1988           1988           54
Executive Vice President
Marc S. Winkler                                    1998           1988           44
Executive Vice President
William F. Keefe                                   1993           1989           42
Executive Vice President and Chief Financial
Officer

* Not an employee of Vista or Vista Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, Vista believes that all filing requirements were met during 2000.

ITEM 11. EXECUTIVE COMPENSATION

THIS SECTION CONTAINS CHARTS THAT SHOW THE AMOUNT OF COMPENSATION EARNED BY OUR EXECUTIVE OFFICERS WHOSE SALARY AND BONUS EXCEEDED $100,000 FOR 2000. IT ALSO CONTAINS THE PERFORMANCE GRAPH COMPARING VISTA'S PERFORMANCE RELATIVE TO ITS PEER GROUP AND THE REPORT OF OUR EXECUTIVE COMMITTEE EXPLAINING THE COMPENSATION PHILOSOPHY FOR OUR MOST HIGHLY PAID OFFICERS.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                    -------------------
                                                     ANNUAL COMPENSATION             AWARDS   PAYOUTS
------------------------------------------ ---------------------------------------- -------------------
                                                                     OTHER ANNUAL               LTIP      ALL OTHER
                                                    SALARY   BONUS   COMPENSATION   OPTIONS   PAYOUTS   COMPENSATION
            NAME AND POSITION               YEAR     ($)     ($)(1)     ($)(2)       (#)(3)    ($)(4)        ($)
------------------------------------------ ------- --------- ------- -------------- --------- --------- --------------
Barbara Harding                             2000   215,228   71,687     19,584        ---      6,679
PRESIDENT AND CHIEF EXECUTIVE OFFICER OF    1999   208,962   50,746     19,501        ---      14,405        -0-
VISTA AND CHAIRPERSON, PRESIDENT AND        1998   199,004    6,036     20,166       20,790    29,454
CHIEF EXECUTIVE OFFICER OF VISTA BANK
------------------------------------------ ------- --------- ------- -------------- --------- --------- --------------
David L. Hensley                            2000   172,016   57,222     22,573        ---      5,685
EXECUTIVE VICE PRESIDENT OF VISTA AND       1999   166,998   40,556     22,730        ---      12,278        -0-
SENIOR EXECUTIVE VICE PRESIDENT OF VISTA    1998   159,042    5,139     21,376       11,550    21,522
BANK
------------------------------------------ ------- --------- ------- -------------- --------- --------- --------------
Marc S. Winkler                             2000   162,240   54,039     17,716        ---        --
EXECUTIVE VICE PRESIDENT OF VISTA AND       1999   157,534   38,255     15,913        ---      2,529         -0-
SENIOR EXECUTIVE VICE PRESIDENT OF VISTA    1998   150,020      -0-     13,915       11,550    11,397
BANK
------------------------------------------ ------- --------- ------- -------------- --------- --------- --------------
William F. Keefe                            2000   125,684   41,851     16,376        ---      5,685
EXECUTIVE VICE PRESIDENT AND CHIEF          1999   121,992   29,623     14,896        ---      12,278        -0-
FINANCIAL OFFICER OF VISTA AND VISTA BANK   1998   116,168    5,139     13,948       11,550    21,522
------------------------------------------ ------- --------- ------- -------------- --------- --------- --------------


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

(4) REPRESENTS THE DOLLAR VALUE OF VISTA COMMON STOCK AWARDED UNDER THE EMPLOYEE INCENTIVE PLAN.

                              SEVERANCE AGREEMENTS

We entered into severance agreements with our key executive officers in 1999 in order to provide them with security, if one of them lost his or her position without cause or as a result of a change in control. The executive officers who entered into these agreements were:

         Barbara Harding    -       President and Chief Executive Officer
         David L. Hensley   -       Executive Vice President
         Marc S. Winkler    -       Executive Vice President
         William F. Keefe   -       Executive Vice President and Chief
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

              EXECUTIVE COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Executive compensation for the officers of Vista and Vista Bank is primarily determined by the Executive Committee of Vista's Board of Directors. Salaries and bonuses for the executive officers are reviewed annually. All executive compensation is paid by the respective subsidiary bank to the applicable executive.

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

The Executive Committee annually conducts a full review of the performance of Vista and its executives in determining compensation levels. For 2000, the Executive Committee considered various qualitative and quantitative indicators of Vista and individual performance in determining the level of compensation for Vista's Chief Executive Officer and its other executive officers. The review included an evaluation of Vista's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as growth in earnings, earnings per share, and Return on Equity. The Executive Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Executive Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Executive Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Mid-Atlantic region.

Depending on Vista's performance and individual performance, the Executive Committee determines appropriate base salary and annual bonuses. However, the Compensation Committee determines the award of stock options for Vista's executives. In 2000, the Executive and Compensation Committees did not apply any specific quantitative formulae in arriving at their respective compensation decisions on base salary.

COMPONENTS OF EXECUTIVE COMPENSATION

BASE SALARY

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Mid-Atlantic region. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

1998 STOCK COMPENSATION PLAN

The Compensation Committee made no grants under this plan in 2000. Information on these grants is set forth in the chart "Aggregated Option Exercises in 2000 and Year-End Option Values." The Compensation Committee believes that these stock options align the interests of the executives with those of the stockholders by encouraging management to focus on total stockholder return and providing them an opportunity to share more directly in the creation of Vista value.

         Submitted By The Members Of The Compensation Committee


Harold J. Curry      Dale F. Falcinelli      Barry L. Hajdu   J. Marshall Wolff
Richard A. Cline     James T. Finegan, Jr.   Mark A. Reda


                     AGGREGATED OPTION EXERCISES IN 2000 AND
                             YEAR-END OPTION VALUES
                          (AS OF DECEMBER 31, 2000)(1)


                                                                                           VALUE OF IN-THE-MONEY
                                                          NUMBER OF UNEXERCISED            UNEXERCISED OPTIONS AT
                                                           OPTIONS AT YEAR-END                  YEAR-END (2)
                        SHARES                       --------------------------------- -------------------------------
                       ACQUIRED          VALUE
                      ON EXERCISE      REALIZED        EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
       NAME             (#)(e)            ($)              (#)              (#)             ($)             ($)
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
Barbara Harding           -0-             -0-            16,371            5,457           22,593          7,531
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
David L. Hensley          -0-             -0-             9,095            3,032           12,551          4,184
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
Marc S. Winkler           -0-             -0-             9,095            3,032           12,551          4,184
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
William F. Keefe          -0-             -0-             9,095            3,032           12,551          4,184
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------

(1) ALL NUMBERS IN THE TABLE HAVE BEEN ADJUSTED TO REFLECT A 10% STOCK DIVIDEND IN 1998 AND A 5% STOCK DIVIDEND IN 1999 AND 2000.

(2)  CLOSING PRICE OF VISTA COMMON STOCK ON DECEMBER 31, 2000 WAS $17.25.


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

Estimated annual benefits payable upon retirement at normal retirement age (age
65) for each named executive are as follows:

                                    Barbara Harding           $143,564
                                    David L. Hensley          $ 77,499
                                    Marc S. Winkler           $134,913
                                    William F. Keefe          $121,503

These estimates are based on the assumption that base salaries will increase at an annual rate of 5% and assumes that no bonuses will be paid after 2000; the Social Security Taxable Wage Base will increase 5% per year; the federal limit on maximum compensation will grow at a ratio of 3% per year; and the maximum limit on plan benefits will increase such that it will not limit benefits for these employees.

Vista has also a 401(k) retirement savings plan. Under the 401(k) retirement savings plan, employee contributions are partially matched by Vista. Such matching becomes vested proportionally over five years of credited service.


FIVE-YEAR PERFORMANCE GRAPH*

The following graph and table compare the cumulative total stockholder return on Vista's Common Stock during the five-year period ending on December 31, 2000, with (i) the cumulative total return on the SNL Securities Corporate Performance Index(1) for-publicly-traded banks with total assets between $500 million and $1 billion in the Middle Atlantic area, and (2), (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in Vista Common Stock and each index was $100 on December 31, 1995, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

                               [PERFORMANCE GRAPH]

    [The following was represented as a line chart in the printed material.]

                                                                     PERIOD ENDING
                                    --------------------------------------------------------------------------------
INDEX                                 12/31/95       12/31/96     12/31/97      12/31/98     12/31/99     12/31/00
----------------------------------- -------------- ------------- ------------ ------------- ------------ -----------
Vista Bancorp, Inc.                    100.00         112.92       159.68        194.52       166.93       186.43
NASDAQ - Total US                      100.00         123.04       150.69        212.51       394.92       237.62
SNL $500M-$1B Bank Index               100.00         125.01       203.22        199.81       184.96       177.04

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

                 STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of Common Stock owned by the executive officers and/or directors as of March 12, 2001. The aggregate number of shares owned by all directors and executive officers is 13.1%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.


                                          ----------------------------------------------------------------------------
                                              AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED AS OF MARCH 12, 2001
                                          ----------------------------------------------------------------------------
                                                                                         AGGREGATE NUMBER OF
                  NAME                                 OPTIONS (1)                  SHARES BENEFICIALLY OWNED (2)
----------------------------------------- -------------------------------------- -------------------------------------
Richard A. Cline                                           ---                                 264,709
----------------------------------------- -------------------------------------- -------------------------------------
Harold J. Curry                                            ---                                 111,111
----------------------------------------- -------------------------------------- -------------------------------------
Dale F. Falcinelli                                         ---                                   5,093
----------------------------------------- -------------------------------------- -------------------------------------
James T. Finegan, Jr.                                      ---                                  42,135
----------------------------------------- -------------------------------------- -------------------------------------
Barry L. Hajdu                                             ---                                  51,458
----------------------------------------- -------------------------------------- -------------------------------------
Barbara Harding                                          16,371                                 49,220
----------------------------------------- -------------------------------------- -------------------------------------
David L. Hensley                                          9,095                                 22,873
----------------------------------------- -------------------------------------- -------------------------------------
William F. Keefe                                          9,095                                 33,560
----------------------------------------- -------------------------------------- -------------------------------------
Mark A. Reda                                               ---                                  74,439
----------------------------------------- -------------------------------------- -------------------------------------
Marc S. Winkler                                           9,095                                 16,756
----------------------------------------- -------------------------------------- -------------------------------------
J. Marshall Wolff                                          ---                                  10,872
----------------------------------------- -------------------------------------- -------------------------------------
Directors and Officers as a Group (3)                    43,656                                666,462
----------------------------------------- -------------------------------------- -------------------------------------

(1)  INCLUDES OPTIONS EXERCISABLE WITHIN 60 DAYS OF MARCH 12, 2001.

(2) INCLUDES AMOUNTS LISTED IN THE OPTIONS COLUMN PLUS SHARES HELD (A) DIRECTLY, (B) JOINTLY WITH A SPOUSE, (C) INDIVIDUALLY BY SPOUSE, (D) BY THE TRANSFER AGENT IN THE VISTA DIVIDEND REINVESTMENT ACCOUNT, AND (E) IN VARIOUS TRUSTS AND CUSTODIAL ACCOUNTS.

(3) INCLUDES 10 DIRECTORS, 3 NOMINEES FOR DIRECTOR, 4 OFFICERS - 11 PERSONS IN TOTAL.

(4) INCLUDES 15,764 SHARES HELD IN VISTA'S PENSION PLAN OF WHICH MRS. HARDING AND MR. KEEFE ARE CO-TRUSTEES WHO SHARE INVESTMENT AND VOTING POWER WITH RESPECT TO THESE SHARES. MRS. HARDING AND MR. KEEFE DISCLAIM ANY BENEFICIAL OWNERSHIP INTEREST WITH RESPECT TO SHARES HELD IN THE PENSION PLAN.

                    VOTING STOCK OWNED BY "BENEFICIAL OWNER"


The following are the persons or entities known by Vista to own beneficially more than five percent of the Common Stock as of March 12, 2001.

--------------------------------------------------------------------------------------- ------------------------------
                   Name and Address                            Number of Shares               Percent of Class
------------------------------------------------------- ------------------------------- ------------------------------
Richard A. Cline
813 South Main Street                                         264,709                            5.2%
Stewartsville, New Jersey  08886
------------------------------------------------------- ------------------------------- ------------------------------
Vista Bank, NA
305 Roseberry Street, P.O. Box 5360                           293,374(1)                         5.7%
Phillipsburg, New Jersey  08865
------------------------------------------------------- ------------------------------- ------------------------------
Valley National Bank
1455 Valley Road                                              503,377(2)                         9.9%
Wayne, New Jersey  07470
------------------------------------------------------- ------------------------------- ------------------------------

(1) VISTA BANK'S TRUST DEPARTMENT HOLDS OR VOTES THESE SHARES IN VARIOUS FIDUCIARY CAPACITIES AND VISTA BANK'S OFFICERS VOTE SOME OF THESE SHARES UNDER THE EMPLOYEE RETIREMENT PLAN.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Vista Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Vista Bank at December 31, 2000, to our directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $5.6 million or 10.4% of our total consolidated capital accounts. The largest amount outstanding during the year for all of these loans was $6.1 million or 11.3% of our total consolidated capital accounts. During 2000, advances and repayments on these loans were $11.5 million and $12.4 million, respectively. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

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

(b)      Reports on Form 8-K

We filed no current reports on Form 8-K during the quarter ended December 31, 2000.

(c)      Exhibits required by Item 601 of Regulation S-K:

EXHIBIT NUMBER REFERRED TO
ITEM 601 OF REGULATION SK      DESCRIPTION OF EXHIBIT
---------------------------    ----------------------
              2                         None.
              3                         None.
              4                         None.
              9                         None.
             10                         None.
             11                         None.
             12                         None.
             13                Portions of the Annual Report to Stockholders
                               for Fiscal Year Ended December 31, 2000.
             16                         None.
             18                         None.
             21                List of Subsidiaries of the Company.
             22                         None.
             23                Consent of Mc Gladrey & Pullen, LLP, Certified
                               Public Accountants
             24                         None.
             99                SEC Guide 3 Financial Information.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
         (Issuer)


         By:      /s/ BARBARA HARDING                    Date:  March 15, 2001
                  -------------------
                  Barbara Harding
                  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ BARBARA HARDING                             Date:  March 15, 2001
         ------------------------------
         Barbara Harding
         President, Chief Executive Officer
         and Director (Chief Executive Officer)


By:      /s/ RICHARD A. CLINE                            Date:  March 15, 2001
         ------------------------------
         Richard A. Cline
         Director


By:      /s/ HAROLD J. CURRY                             Date:  March 15, 2001
         ------------------------------
         Harold J. Curry
         Director and Chairman of the Board


By:      /s/ DALE F. FALCINELLI                          Date:  March 15, 2001
         ------------------------------
         Dale F. Falcinelli
         Director


By:      /s/ JAMES T. FINEGAN, JR.                       Date:  March 15, 2001
         ------------------------------
         James T. Finegan, Jr.
         Director

By:      /s/ BARRY L. HAJDU                              Date:  March 15, 2001
         ------------------------------
         Barry L. Hajdu
         Director


By:      /s/ DAVID L. HENSLEY                            Date:  March 15, 2001
         ------------------------------
         David L. Hensley
         Director and Executive Vice President



By:      /s/ MARK A. REDA                                Date:  March 15, 2001
         ------------------------------
         Mark A. Reda
         Director


By:      /s/ MARC S. WINKLER                             Date:  March 15, 2001
         ------------------------------
         Marc S. Winkler
         Director and Executive Vice President



By:      /s/ J. MARSHALL WOLFF                           Date:  March 15, 2001
         ------------------------------
         J. Marshall Wolff
         Director


By:      /s/ WILLIAM F. KEEFE                            Date:  March 15, 2001
         ------------------------------
         William F. Keefe
         Executive Vice President and
          Chief Financial Officer
         (Chief Financial and
          Accounting Officer)

                                INDEX TO EXHIBITS


ITEM NUMBER                        DESCRIPTION                                                  PAGE
-----------                        -----------                                                  ----
       13                          Portions of the Annual Report to
                                      Stockholders for Fiscal Year
                                      Ended December 31, 2000.................................. 38

       21                          List of Subsidiaries of the Company......................... 75

       23                          Consent of Mc Gladrey & Pullen, LLP,
                                   Certified Public Accountants ............................... 76

       99                          SEC Guide 3 Financial Information........................... 77