Form 10-Q
period 2001-03-31
VISTA BANCORP INC
filed 2001-05-15
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                              -------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to
                               --------------------  --------------------

Commission file number        0-21264
                      ----------------------------

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
(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes   No
                                                    --   --
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 1, 2001, there were 5,353,231 shares of $.50 par value Common Stock outstanding.

Vista Bancorp, Inc. and Subsidiaries
-----------------------------------------



                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended March 31, 2001

                                      Index
                                      -----

                                                                                                 Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements:
            Consolidated Balance Sheets - March 31, 2001
                 and December 31, 2000............................................................ 3

            Consolidated Statements of Income - Three Months
                 Ended March 31, 2001 and 2000.....................................................4

            Consolidated Statements of Changes in Shareholders' Equity - Three
                 Months Ended March 31, 2001 and Year Ended December 31, 2000......................5

            Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 2001 and 2000.....................................................6

            Notes to Consolidated Financial Statements ............................................7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................................9

Part II    Other Information

Item 1.    Legal Proceedings......................................................................21

Item 2.    Changes in Securities .................................................................21

Item 3.    Defaults Upon Senior Securities .......................................................21

Item 4.    Submission of Matters to a Vote of Security Holders....................................21

Item 5.    Other Information......................................................................21

Item 6.    Exhibits and Reports on Form 8-K.......................................................21



CONSOLIDATED BALANCE SHEETS


                                                                                                    March 31,          December 31,
Amounts in Thousands (except per share and share data)                                                 2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
          Cash and due from banks                                                                    $ 25,594             $ 26,018
          Federal funds sold                                                                           25,200               10,400
          Short-term investments                                                                        1,942                1,351
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Cash and Cash Equivalents                                                     52,736               37,769
-----------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $193,603 and $195,199 in 2001 and 2000, respectively)  195,987              195,225
-----------------------------------------------------------------------------------------------------------------------------------


Loans, net of unearned income:
          Mortgage                                                                                    125,868              130,744
          Commercial                                                                                  212,696              212,158
          Consumer                                                                                    104,810              108,495
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Loans                                                                        443,374              451,397
          Allowance for loan losses                                                                    (6,225)              (6,166)
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Net Loans                                                                    437,149              445,231
-----------------------------------------------------------------------------------------------------------------------------------


Premises and equipment                                                                                  7,643                7,590
Accrued interest receivable                                                                             3,549                3,869
Other assets                                                                                            5,564                5,574
-----------------------------------------------------------------------------------------------------------------------------------
                           Total Assets                                                             $ 702,628            $ 695,258
-----------------------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity


Deposits:
          Demand:
                   Noninterest-bearing                                                               $ 71,152             $ 71,845
                   Interest-bearing                                                                   100,670               97,979
          Savings                                                                                     133,798              129,143
          Time                                                                                        294,625              293,733
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Deposits                                                                     600,245              592,700
-----------------------------------------------------------------------------------------------------------------------------------


Borrowed funds                                                                                         30,344               35,323
Long-term debt                                                                                         12,000                9,500
Accrued interest payable                                                                                1,027                1,132
Other liabilities                                                                                       2,523                2,632
-----------------------------------------------------------------------------------------------------------------------------------
                           Total Liabilities                                                          646,139              641,287
-----------------------------------------------------------------------------------------------------------------------------------


Shareholders' Equity:
          Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                   5,353,231 and 5,107,845 at March 31, 2001 and December 31, 2000, respectively        2,676                2,554
          Paid-in capital                                                                              35,967               30,782
          Retained earnings                                                                            16,123               20,607
          Accumulated other comprehensive income                                                        1,723                   28
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Shareholders' Equity                                                          56,489               53,971
-----------------------------------------------------------------------------------------------------------------------------------
                                Total Liabilities and Shareholders' Equity                          $ 702,628            $ 695,258
-----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                                                      Three Months Ended March 31,
Amounts in Thousands (except per share and share data)                                      2001           2000
------------------------------------------------------------------------------------------------------------------


Interest Income:

      Interest and fees on loans                                                            $ 9,289        $ 8,512

      Interest on federal funds sold                                                            305             40

      Interest on short-term investments                                                         15             14

      Interest on securities:

          Taxable                                                                             2,614          2,750

          Nontaxable                                                                            414            528
-------------------------------------------------------------------------------------------------------------------
              Total Interest Income                                                          12,637         11,844
-------------------------------------------------------------------------------------------------------------------

Interest Expense:

      Interest on deposits                                                                    5,730          5,012

      Interest on borrowed funds                                                                359            404

      Interest on long-term debt                                                                224            139
-------------------------------------------------------------------------------------------------------------------
              Total Interest Expense                                                          6,313          5,555
-------------------------------------------------------------------------------------------------------------------
                  Net Interest Income                                                         6,324          6,289
-------------------------------------------------------------------------------------------------------------------


Provision for Loan Losses                                                                       225            316
-------------------------------------------------------------------------------------------------------------------
                  Net Interest Income after Provision for Loan Losses                         6,099          5,973
-------------------------------------------------------------------------------------------------------------------
Noninterest Income:

      Service charges on deposit accounts                                                       522            557

      Other service charges                                                                     245            283

      Net gains on sales of SBA loans                                                            22            151

      Net gains (losses) on sales of securities                                                  85           (242)

      Trust and Asset Management Revenues                                                        86             94

      Other income                                                                              106            119
-------------------------------------------------------------------------------------------------------------------
              Total Noninterest Income                                                        1,066            962
-------------------------------------------------------------------------------------------------------------------
Noninterest Expense:

      Salaries and benefits                                                                   2,332          2,268

      Occupancy expense                                                                         551            487

      Furniture and equipment expense                                                           661            541

      Marketing expense                                                                         199            184

      Other expense                                                                             967            907
-------------------------------------------------------------------------------------------------------------------
              Total Noninterest Expense                                                       4,710          4,387
-------------------------------------------------------------------------------------------------------------------
                  Income Before Provision for Income Taxes                                    2,455          2,548


Provision for Income Taxes                                                                      659            799
-------------------------------------------------------------------------------------------------------------------
                      Net Income                                                            $ 1,796        $ 1,749
-------------------------------------------------------------------------------------------------------------------

                      Basic and Diluted Earnings per Share                                   $ 0.34         $ 0.33
-------------------------------------------------------------------------------------------------------------------

                      Weighted Average Number of Common Shares Outstanding                5,351,637      5,311,296
-------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


For The Three Months Ended March 31, 2000 and 2001

                                                                                                           Accumulated
                                                                                                             Other        Total
Amounts in Thousands                         Shares       Common       Paid-in       Retained   Treasury Comprehensive Shareholders'
(except per share and share data)            Issued        Stock       Capital       Earnings    Stock       Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  4,819,002      $ 2,409      $ 26,674     $ 20,213         $ -     $ (5,336)    $ 43,960

     Comprehensive Income:
        Net income - 2000                           -            -             -        1,749           -            -        1,749
        Other comprehensive loss, net of income taxes
            Net unrealized depreciation in the
            fair value of securities available
            for sale                                -            -             -            -           -       (1,009)      (1,009)
                                                                                                                             -------
     Comprehensive Income:                                                                                                      740

     Cash dividends - $.13 per share                -            -             -         (674)          -            -         (674)

     Net proceeds from
        issuance of common stock               18,124           10           259            -           -            -          269

     5% Stock dividend                        241,456          120         3,532       (3,652)          -            -            -

     Purchase of treasury stock                     -            -             -            -        (128)           -         (128)

     Retirement of treasury stock              (8,000)          (4)         (124)           -         128            -            -

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                     5,070,582      $ 2,535      $ 30,341     $ 17,636         $ -     $ (6,345)    $ 44,167
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Accumulated
                                                                                                             Other        Total
Amounts in Thousands                         Shares       Common       Paid-in       Retained   Treasury Comprehensive Shareholders'
(except per share and share data)            Issued        Stock       Capital       Earnings    Stock       Income        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                  5,107,845      $ 2,554      $ 30,782     $ 20,607         $ -         $ 28     $ 53,971

     Comprehensive Income:
        Net income - 2001                           -            -             -        1,796           -            -        1,796
        Other comprehensive income, net of income taxes
            Net unrealized appreciation in the
            fair value of securities available
            for sale                                -            -             -            -           -        1,695        1,695
                                                                                                                              -----
     Comprehensive Income:                                                                                                    3,491

     Cash dividends - $.14 per share                -            -             -         (761)          -            -         (761)

     Net proceeds from
        issuance of common stock               18,570            9           325            -           -            -          334

     5% Stock dividend                        254,916          127         5,392       (5,519)          -            -            -

     Purchase of treasury stock                     -            -             -            -        (546)           -         (546)

     Retirement of treasury stock             (28,100)         (14)         (532)           -         546            -            -

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                     5,353,231      $ 2,676      $ 35,967     $ 16,123         $ -      $ 1,723     $ 56,489


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands

                                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                                   2001                  2000
                                                                                              --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
         NET INCOME                                                                                  $ 1,796                $ 1,749
         ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:
                DEPRECIATION AND AMORTIZATION                                                            280                    233
                PROVISION FOR LOAN LOSSES                                                                225                    316
                DECREASE IN ACCRUED INTEREST RECEIVABLE                                                  320                    153
                DECREASE IN ACCRUED INTEREST PAYABLE                                                    (105)                  (123)
                NET CHANGE IN OTHER ASSETS AND OTHER LIABILITIES                                        (789)                   144
                NET (ACCRETION) AMORTIZATION ON SECURITIES                                                (1)                    26
                NET (GAINS) LOSSES ON SALES OF SECURITIES                                                (85)                   242
                NET GAINS ON SALES OF LOANS                                                              (22)                  (151)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,619                  2,589
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                     4,775                  6,351
         PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                         14,140                 14,564
         PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                  (17,232)               (17,938)
         NET DECREASE (INCREASE) IN LOANS                                                              7,535                (19,113)
         PROCEEDS FROM SALES OF LOANS                                                                    358                  2,092
         NET CAPITAL EXPENDITURES                                                                       (321)                  (755)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY (USED FOR)  INVESTING ACTIVITIES                   9,255                (14,799)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         NET INCREASE IN DEMAND AND SAVINGS DEPOSITS                                                   6,653                    232
         NET INCREASE IN TIME DEPOSITS                                                                   892                  6,000
         NET (DECREASE) INCREASE IN BORROWED FUNDS                                                    (4,979)                 4,663
         NET INCREASE IN LONG-TERM DEBT                                                                2,500                  8,000
         NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                      334                    269
         NET TREASURY STOCK TRANSACTIONS                                                                (546)                  (128)
         CASH DIVIDENDS PAID                                                                            (761)                  (674)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES                               4,093                 18,362
------------------------------------------------------------------------------------------------------------------------------------

                                   NET INCREASE IN CASH AND CASH EQUIVALENTS                          14,967                  6,152
                                   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     37,769                 29,397
------------------------------------------------------------------------------------------------------------------------------------
                                   CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 52,736               $ 35,549
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         INTEREST PAID                                                                                $6,418                $ 5,678
         INCOME TAXES PAID                                                                                 0                     50

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING ACTIVITIES:
         TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED                                                  40                     85


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

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements in conformity with general accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report for the year ended December 31, 2000.

         Results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Recently Issued Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 is not expected to have a material impact on Vista.

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS 137 and SFAS 138, is effective for Vista's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at their fair value. Accounting for changes in fair value of a derivative depends upon the specific use of the derivative and resulting designation. As of March 31, 2001, we did not hold or issue derivative instruments nor engage in hedging activities. Therefore, SFAS 133, as amended, has not had a material impact on Vista's financial condition or results of operation.

NOTE 3.  Earnings per Share

         Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividends declared in April 2001 and April 2000.

         On April 19, 2001, we declared a 5 percent stock dividend to shareholders of record May 11, 2001 and payable May 25, 2001. Following payment of this dividend, Vista will have approximately 5.4 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 19, 2001.

         On April 21, 2000, we declared a 5 percent stock dividend to shareholders of record May 12, 2000 and payable May 26, 2000. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 21, 2000.

NOTE 4.  Other Comprehensive Income

         Vista held securities classified as available for sale, which experienced net unrealized pre-tax appreciation in value of $2.4 million during the quarter ended March 31, 2001 compared to a net unrealized pre-tax depreciation in value of $1.4 million one year ago. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

For the three months ended March 31, 2001


(Amounts in thousands)                                           Before-Tax          Tax         Net-of-Tax
                                                                   Amount         (Benefit)        Amount
                                                               ------------------------------------------------
Unrealized gains on securities:
     Unrealized holding gains arising during period                 $2,444           $ 687          $1,757
     Less: reclassification adjustment for gains realized
     in net income                                                      85              23              62
                                                               ------------------------------------------------
Net unrealized gain                                                  2,359             664           1,695
                                                               ------------------------------------------------
Other comprehensive gain                                            $2,359           $ 664          $1,695
                                                               ================================================

For the three months ended March 31, 2000

(Amounts in thousands)                                           Before-Tax          Tax         Net-of-Tax
                                                                   Amount         (Benefit)        Amount
                                                              ------------------------------------------------
Unrealized losses on securities:
     Unrealized holding losses arising during period              $(1,640)         $ (455)        $(1,185)
     Less: reclassification adjustment for losses realized
     in net income                                                   (242)            (66)           (176)
                                                              ------------------------------------------------
Net unrealized loss                                                (1,398)           (389)         (1,009)
                                                              ------------------------------------------------
Other comprehensive loss                                          $(1,398)         $ (389)        $(1,009)
                                                              ================================================

Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Forward Looking Statements" in Vista's Annual Report and Form 10-K for the year-ended December 31, 2000.

Results of Operations for the periods ended March 31, 2001 and March 31, 2000

Earnings Summary

Earnings highlights for the 1st quarter of 2001 include:

         o Net income increased 3 percent to $1.796 million from $1.749 million.
         o Diluted earnings per share, adjusted for the 5% stock dividend declared April 19, 2001, increased 3 percent to $.34 from $.33 per diluted share.
         o Return on average assets equaled 1.05 percent compared to 1.06 percent one year ago.
         o        Return on average equity equaled 13.51 percent compared to
                  14.24 percent one year ago as growth in average shareholder equity exceeded growth in net income.

         Pre-tax income declined 3.7 percent as higher operating expenses outpaced growth in net interest income, noninterest income and a lower provision for loan loss.

         The challenging economic environment prompted several interest rate reductions from the Federal Reserve during the quarter. Despite this positive action by the Federal Reserve loan demand remained slack and lower interest rates triggered loan refinancing activity which resulted in a lower loan portfolio. Much of the added liquidity was captured and maintained in liquid investments pending reinvestment.

We continue to focus on earnings improvement and capital management strategies to create shareholder value which include :


         o Expanding our franchise and market share by pursuing prudent asset and deposit growth initiatives while improving the mix of earning assets and funding sources to produce high quality predictable earnings.
         o Developing new sources of revenue growth to diversify our sources of income.
         o Investing in technology, facilities and personnel to increase efficiency and improve productivity to control the growth rate of expenses.
         o Following a disciplined approach to dividend policy and capital management to maximize returns to shareholders and use of capital resources.

Net Interest Income

         Tax-equivalent net interest income was unchanged at $6.53 million for the quarter ended March 31, 2001 compared to $6.56 million in 2000 as our lower net interest margin was neutralized by a higher level of interest earning assets.

         Our tax-equivalent net interest margin declined 19 basis points to 3.99 percent for the first quarter 2001 from 4.18 percent in 2000 but increased from
3.97 percent for the fourth quarter of 2000. Rising interest rates during the first half of 2000 pressured our margin as deposit customers transferred money market and savings balances into higher yielding certificates of deposit (CDs). Unification-related deposit promotions in the third quarter also contributed to this higher cost of funds.

         Year over year, the cost of funding our interest earning assets increased 33 basis points to 3.87 percent. This increase was due to:

         o        Higher rates paid to capture CD deposits,
         o Shifts of core savings and money market deposits into higher cost CDs, and
         o Higher overall market interest rates that increased wholesale funding costs.

         The yield on earning assets increased 14 basis points to 7.86 percent for the first quarter of 2001 compared to 7.72 percent for the same period in 2000. This increase was due to the higher level of market interest rates throughout 2000 which allowed us to reinvest cash flow at higher rates; as well as, an improved mix of earning assets emphasizing commercial lending growth.

         During the first quarter 2001, our net interest margin stabilized as the lower interest rate environment allowed us to lower our deposit costs. Our net interest margin improved to 3.99 percent at March 31, 2001 from 3.97 percent at December 31, 2000. During the quarter, the Federal Reserve Open Market Committee lowered interest rates three times for a total of 150 basis points. Each decrease resulted in an immediate re-pricing of our prime-based loans; however, the re-pricing of our deposits tends to re-price on a time lag. Also, our funding mix has improved since year-end with growth in checking and savings balances shifting away from time deposits and Federal Home Loan Bank advances of a year ago. Consequently, we expect the reduction in the prime rate to reduce the yield on earning-assets in the short-term and be more than offset by a lower cost of deposits and borrowings in the second half of 2001.

         Higher levels of earning assets, year over year, partially offset the effect of a lower margin and the deposit mix change. Average interest earning assets increased $32.1 million to $662.9 million due to growth in commercial loans. Recent economic and yield curve conditions have limited lending and investment opportunities. Since year-end 2000, federal funds have increased while securities available for sale have declined. Excess liquidity is invested in fed funds until re-deployed into higher yielding loans or securities.

         The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended March 31, 2001 and 2000, are also reflected.

         The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.


CONSOLIDATED AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE RATES (TAX-EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------------------------------


FOR THE THREE MONTHS ENDED MARCH 31,                        2001                                 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                           AVERAGE           AVERAGE           AVERAGE             AVERAGE
                                                          BALANCES  INTEREST  RATES            BALANCES   INTEREST  RATES
Amounts in Thousands (except percentages)                             (1)      (2)                         (1)       (2)
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
Federal funds sold and securities purchased
     under agreements to resell                            $ 22,526   $ 305     5.49%            $ 2,884     $ 40      5.58%
Short-term investments                                        1,004      15     6.06%                982       14      5.73%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL SHORT-TERM INVESTMENTS                            23,530     320     5.52%              3,866       54      5.62%
-----------------------------------------------------------------------------------------------------------------------------

Securities:
     U.S. Treasury                                            8,068     116     5.83%              9,438      136      5.80%
     U.S. Government agencies and corporations              122,217   2,047     6.79%            130,095    2,191      6.77%
     States and other political subdivisions (3)             32,567     543     6.76%             42,070      743      7.10%
     Other                                                   28,605     509     7.22%             27,678      455      6.61%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES                                       191,457   3,215     6.81%            209,281    3,525      6.77%
-----------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (4)
       Mortgage                                             128,804   2,443     7.69%            131,706    2,470      7.54%
       Commercial (3)                                       212,693   4,711     8.98%            178,645    3,926      8.84%
       Consumer                                             106,439   2,153     8.20%            107,325    2,137      8.01%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                            447,936   9,307     8.43%            417,676    8,533      8.22%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                          662,923  12,842     7.86%            630,823   12,112      7.72%
-----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                      22,114                               20,162
Allowance for loan losses                                    (6,226)                              (5,422)
Other assets                                                 16,615                               15,171
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-EARNING ASSETS                        32,503                               29,911
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                          $695,426                            $ 660,734
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Demand                                                $100,820   $ 423     1.70%           $ 91,551    $ 406      1.78%
     Savings                                                131,501     961     2.96%            140,602    1,052      3.01%
     Time                                                   235,334   3,451     5.95%            216,851    2,846      5.28%
     Time deposits $100,000 and over                         58,885     895     6.16%             53,510      708      5.32%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS                        526,540   5,730     4.41%            502,514    5,012      4.01%
-----------------------------------------------------------------------------------------------------------------------------

     Borrowed funds                                          29,820     359     4.88%             32,947      404      4.93%
     Long-term debt                                          14,372     224     6.32%              9,511      139      5.88%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL BORROWED FUNDS AND LONG-TERM DEBT                 44,192     583     5.35%             42,458      543      5.14%
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                     570,732   6,313     4.49%            544,972    5,555      4.10%
-----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                          66,925                               61,961
Other liabilities                                             3,852                                4,392
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-BEARING LIABILITIES                   70,777                               66,353
-----------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                         53,917                               49,409
-----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $695,426                            $ 660,734
-----------------------------------------------------------------------------------------------------------------------------

Interest Income/Earning Assets                                       12,842     7.86%                      12,112      7.72%
-----------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                       6,313     3.87%                       5,555      3.54%
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                   $6,529     3.99%                     $ 6,557      4.18%
-----------------------------------------------------------------------------------------------------------------------------

     (1)  Interest on loans includes fee income.
     (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
     (3) Tax-equivalent adjustments were $205 thousand for 2001 and $268 thousand for 2000.
     (4)  Includes nonaccrual loans.
     (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
--------------------------------------------------------------------------------

                                                                            Three Months Ended March 31,
                                                                               2001 vs. 2000
                                                                            ------------------------------
                                                                                      Increase (Decrease)
                                                                                       Due to Changes in:
                                                                            ------------------------------
                                                                              Total    Average    Average
Amounts in Thousands                                                        Change(1)   Volume     Rate
----------------------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold                                 `                            $ 265     $ 266      $ (1)
Short-term investments                                                              1         0         1
----------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                                266       266         0
----------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                                   (20)      (20)        0
  U.S. Government agencies and corporations                                      (144)     (132)      (12)
  States and other political subdivisions                                        (200)     (159)      (41)
  Other                                                                            54        15        39
----------------------------------------------------------------------------------------------------------
      Total Securities                                                           (310)     (296)      (14)
----------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (2)
  Mortgage                                                                        (27)      (55)       28
  Commercial                                                                      785       753        32
  Consumer                                                                         16       (17)       33
----------------------------------------------------------------------------------------------------------
      Total Loans                                                                 774       681        93
----------------------------------------------------------------------------------------------------------
          Total Interest Income                                                   730       651        79
----------------------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                                           17        40       (23)
  Savings                                                                         (91)      (67)      (24)
  Time                                                                            605       253       352
  Time deposits $100,000 and over                                                 187        75       112
----------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                             718       301       417
----------------------------------------------------------------------------------------------------------

  Borrowed funds                                                                  (45)      (38)       (7)
  Long-term debt                                                                   85        74        11
----------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                      40        36         4
----------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                  758       337       421
----------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                       $ (28)    $ 314    $ (342)
----------------------------------------------------------------------------------------------------------


(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2)  Includes nonaccrual loans.

NONINTEREST INCOME

         Total noninterest income increased 11 percent to $1.1 million for the quarter ended March 31, 2001 compared to a year ago largely on $85 thousand in gains recorded on the sale of investment securities compared to $242 thousand in losses recorded in the comparable quarter of 2000. Excluding the impact of SBA loan sales and security sales, noninterest income decreased 9 percent to $959 thousand reflecting the continuation of the flat trend in fee income from core banking operations over the prior four quarters. The decrease for the first quarter of 2001 was due to:

         o Lower levels of service charges on deposits as customers maintained higher balances to compensate for per item transaction charges.
         o Deferral of the annual ATM/debit card user fee over 12 months compared to recognizing the entire amount in income during the first quarter 2000 to better match the recognition of revenue and services provided. Prior periods have not been restated.

         In addition, the economic slowdown and declining equity markets adversely impacted revenue from SBA sales and investment services. Positive trends include increased mortgage origination fees due to refinancing activity and increased debit card interchange income due to higher levels of customer card usage.

         Net gains recorded on the sale of the guaranteed portion of SBA loans totaled $22 thousand for the quarter compared to $151 thousand one year ago.

         During the quarter ended March 31, 2001, we recognized $85 thousand in net gains on the sale of $14.1 million of investment securities. We sold a combination of low balance mortgage-backed securities, tax-exempt investments that had increased in value and permitted maturity restructuring and several corporate bonds for credit reasons. These sale transactions reduced prepayment and re-investment risk in our portfolio in response to the declining interest rate environment of 2001.

         For the quarter ended March 31, 2000, we recognized $242 thousand in net losses on the sale of $14.6 million of investment securities. Losses were recognized to reinvest the sales proceeds into higher yielding assets.

         Noninterest income decreased compared to the fourth quarter 2000 due to seasonal and economic factors. We saw a decrease in fees paid for insufficient funds on checking accounts and debit card interchange income during the first quarter 2001 after higher seasonal levels during the holiday buying season. We also ran our "Skip a Payment" program, which allows consumer borrowers to pay a fee and skip one monthly payment during November, December or January, during the fourth quarter, which increased consumer fee income. The economic slowdown and subsequent reduction in capital spending by businesses have resulted in lower levels of demand for SBA loans and gains on the sale of SBA loans. This reduced level of gains on SBA sales is expected to continue until favorable economic conditions return. Gains were recognized on the sales of securities during the first quarter of 2001 compared to nominal losses in the fourth quarter 2000. These security sales were based on strategic decisions and market opportunities.

NONINTEREST EXPENSE

         Total noninterest expense increased 7 percent to $4.7 million for the quarter ended March 31, 2001, from the comparable quarter in 2000 and reflected an increase of 2.7 percent compared to the fourth quarter of 2000. During 2000 we expanded our in-house processing capability by moving into an expanded and modernized technology and operations center. This move increased occupancy and furniture and equipment costs and accounted for the majority of the increase in expenses when compared to 2000.

         The increase in expenses for the first quarter was seen in all major expense line items. Salary and benefits increased on higher officer salaries, higher payroll tax expense on incentive compensation paid in 2001 for the year 2000 and lower pension income accruals. The higher expenses were offset by lower bonus accruals for the year 2001 and savings from medical benefit plan changes.

         Occupancy and furniture and equipment expense rose in conjunction with the expanded Operations Center facility discussed above. Occupancy costs, including amortization charges for leasehold improvements and utility costs, increased along with higher maintenance charges incurred during severe winter weather conditions. Increases in furniture and equipment expense were driven by higher equipment leasing costs and depreciation charges.

         Other expense increased on higher costs for the launch of a home equity loan campaign designed to increase this segment of the portfolio as well as costs associated with the Company's defense in a proxy contest. Additional proxy-related costs are expected to be incurred during the second quarter of 2001. Preliminary estimates are in the range of $100-$120 thousand.

         A committee calling itself, "The Committee to Preserve Shareholder Value" proposed a slate of three independent directors for election at the Company's 2001 Annual Meeting of Shareholders held on April 26, 2001. Vista's incumbent directors were chosen by a decisive margin and were re-elected to serve for a 3-year term by approximately 80 percent of the votes cast. Vista filed a Form 8-K with the SEC announcing the voting results on April 27, 2001.

         Our ability to grow the franchise while effectively controlling and monitoring expenses can be quantified using two benchmarks. One benchmark, which considers noninterest expense as a percent of average assets, equaled 2.75 percent at quarter-end compared to 2.67 percent a year ago. Second, the efficiency ratio which measures the cost of generating one incremental dollar of revenue, equaled 62.72 percent compared to 56.53 percent a year ago. Expense growth during the quarter exceeded revenue growth that in-turn accounted for the adverse year over year comparison.

         The provision for income taxes decreased 18 percent to $659 thousand for the quarter due to the receipt of $94 thousand from the amended filing of prior years' federal income tax returns. Our effective tax rate equaled 26.8 percent for the quarter ended March 31, 2001 and 31.4 percent for 2000. We estimate our effective tax rate to be approximately 31 percent for the balance of the year 2001.

FINANCIAL CONDITION - MARCH 31, 2001 VERSUS DECEMBER 31, 2000

         Our consolidated assets increased to $702.6 million at March 31, 2001 from $695.3 million at December 31, 2000. Our balance sheet continues to reflect growth in core deposits such as interest bearing checking and savings accounts which increased $7.3 million for the quarter. Time deposits in excess of $100 thousand increased $1.0 million and were offset in part by narrow declines in retail time deposits and noninterest demand accounts.

         Slower economic growth on a national and local level have tempered demand for commercial borrowing and lower interest rates have provided opportunities for homeowners to refinance their home mortgage loans. We also allowed our indirect auto portfolio to decline $2.6 million from year-end 2000, as competitive rates did not compensate for the risks incurred. These conditions are the primary cause of our loan portfolio declining $8.0 million during the first quarter of 2001, with our commercial portfolio reflecting a net gain of under $1.0 million.

         The increase in deposits combined with the reduction in the loan portfolio drove the increase in federal funds and short-term investments. These balances are higher but carry low nominal yields and were maintained during the majority of the first quarter because of a challenging yield curve which did not offer profitable longer term reward potential for the embedded risks.

         Capital continued to remain adequate increasing to $56.5 million at March 31, 2001 compared to $54.0 million at December 31, 2000. Net income of $1.8 million combined with capital flows of $334 thousand from Vista's stock plans to easily fund the cash dividend and complete the share repurchase program. Lower interest rates accounted for a significant increase in the value of the available for sale investment portfolio with the after-tax effect accounting for the balance of the increase in shareholder equity during the quarter.

         The ratio of shareholder equity to assets strengthened to 8.04 percent at the end of the quarter compared to 7.76 percent at year-end 2000.

ASSET QUALITY

         Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), decreased 2 percent to $4.0 million at March 31, 2001 from year-end 2000. Non-performing loans remained unchanged from year-end at $3.4 million. OREO decreased $100 thousand to $601 thousand due to the net transactions from the liquidation and sale of two properties plus the transfer of one property to OREO. Non-performing assets equaled less than one percent of total loans and OREO at March 31, 2001 and December 31, 2000.

         Non-performing mortgage loans increased to 49 percent of total non-performing loans at March 31, 2001 from 44 percent at December 31, 2000. Consumer loans also increased to 20 percent of total non-performing loans at March 31, 2001 from 18 percent at year-end. Historically, residential mortgage loans and consumer loans have experienced nominal losses. Non-performing commercial loans decreased to 31 percent at March 31, 2001 from 38 percent.


Amounts in thousands                           March 31, 2001      December 31, 2000      March 31, 2000
--------------------                           --------------      -----------------      --------------
Non-performing loans                               $3,397               $3,369                $2,919
Other real estate owned                               601                  704                   588
                                                   ------               ------                ------
Total non-performing assets                        $3,998               $4,073                $3,507

Loans past due 90 days and on accrual status       $    2               $   11                $    0


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

         At March 31, 2001, total impaired loans equaled $4.0 million, of which $3.4 million are non-performing loans. This represented a decrease of $1.0 million from year-end 2000 due to the removal of several loans from impaired status. These loans were removed from impaired status because the principal and interest on these loans is deemed to be fully collectible in accordance with the contractual terms of the loan agreement. A total specific reserve allocation of $156 thousand has been established for all impaired loans.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses increased to $6.23 million or 1.40 percent of total loans at March 31, 2001 from $6.17 million or 1.37 percent of total loans at December 31, 2000. The allowance increased due to the quarterly provision less charge-offs, net of recoveries, totaling $166 thousand.

         The provision for loan losses decreased $91 thousand to $225 thousand for the quarter. We reduced the quarterly provision due to lower levels of loan growth, historically low net charge-off levels, continued improvement in the level of non-performing assets and our belief in the adequacy of the current reserve.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                     For The Three Months
                                                         Ended March 31,
Amounts in thousands                                    2001          2000
--------------------                                -----------    ----------
Average loans outstanding                             $447,936      $417,676
Total loans at end of period                           443,374       427,938

Allowance for loan losses:
  Balance at beginning of period                         6,166         5,266
      Charge-offs:
          Commercial                                        32            26
          Real estate - mortgage                            74             -
          Installment                                       86            49
                                                      --------       -------
             Total charge-offs                             192            75
      Recoveries:
          Commercial                                        18            27
          Real estate - mortgage                             -             -
          Installment                                        8            12
                                                      --------       -------
             Total  recoveries                              26            39
                                                      --------       -------

      Net charge-offs:                                     166            36
      Provision for loan losses                            225           316
                                                      --------       -------
  Balance at end of period                              $6,225        $5,546
                                                      --------       -------

Net charge-offs as a percent of average                  0.04%         0.01%
  loans outstanding during period                     ========       =======
Allowance for loan losses as a percent                   1.40%         1.30%
  of total loans                                      ========       =======


LIQUIDITY

         At March 31, 2001, cash and cash equivalents equaled $52.7 million representing an increase of $14.9 million from the $37.8 million in cash and cash equivalents at December 31, 2000.

         Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $14.9 million increase in cash and cash equivalents was attributed to combined net cash flows provided by all three categories.

         At quarter-end net cash provided by operating activities equaled $1.6 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

         Net cash provided by investing activities totaled $9.2 million. This consisted of a $7.5 million decrease in net loans plus a $1.7 million net decrease in securities. Proceeds received through maturities and sales of investment securities provided $18.9 million in funding while purchases totaled $17.2 million.

         Net cash provided by financing activities totaled $4.1 million. This included $7.6 million in net deposit growth, $2.5 million in long-term debt which offset a $6.0 million decrease in borrowed funds, cash dividends paid and share repurchases.

CAPITAL RESOURCES

         Total shareholders' equity increased $2.5 million to $56.5 million at March 31, 2001 from $54.0 million at December 31, 2000. Changes in shareholders' equity included:

         o    $1.8 million in quarterly net income,
         o $1.7 million appreciation in the fair value of securities available for sale,
         o    $334 thousand in proceeds from the issuance of common stock,
         o    $761 thousand in cash dividends paid, and
         o    $546 thousand in share repurchases.

Our dividend pay-out ratio equaled 42.54 percent for the quarter ended March 31, 2001 compared to 38.54 percent in 2000.

         At March 31, 2001, a $1.7 million unrealized gain existed in our security portfolio compared to a $28 thousand unrealized gain at December 31, 2000 . The portfolio's market value appreciated due to the decrease in absolute market interest rates during the quarter.

         During the first quarter 1999, the Board of Directors authorized the extension of the share repurchase program to include an additional 100,000 shares. These purchases are made pursuant to section 10b-18 from time to time in open market transactions in the discretion of management and stock availability. In February 2001, we announced completion of the augmented plan of the additional 100,000 shares for a total of $1.76 million or an average of $17.65 per share. These amounts are not adjusted for any stock dividends declared.

         Vista maintained a Tier I risk-based capital ratio of 12.03 percent and a total risk-based capital ratio of 13.28 percent at March 31, 2001, compared to
11.83 percent and 13.08 percent, respectively, at December 31, 2000. Vista maintained a leverage capital ratio of 7.87 percent at March 31, 2001 and 7.74 percent at December 31, 2000.

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

ITEM 3.  Defaults Upon Senior Securities             Not Applicable

ITEM 4.  Submission of Matters to a Vote of          Not Applicable
              Security Holders

ITEM 5.  Other Information                           Not Applicable

ITEM 6.  Exhibits and Reports on form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K:

                   Exhibit Number              Description of Exhibit
                   --------------              ----------------------
                            2                  Not Applicable
                            4                  Not Applicable
                           10                  Not Applicable
                           11                  Not Applicable
                           15                  Not Applicable
                           18                  Not Applicable
                           19                  Not Applicable
                           22                  Not Applicable
                           23                  Not Applicable
                           24                  Not Applicable
                           27                  Not Applicable
                           99                  Not Applicable

               (b) Reports on Form 8-K

                           On February 15, 2001, we filed Form 8-K stating that
                  the Board of Directors amended Sections 202 and 204 of the Bylaws of the Registrant in accordance with Section 801 of the Bylaws of the Registrant.

                           On March 16, 2001, we filed Form 8-K which informed
                  those shareholders of record as of March 12, 2001, of the impending contest for the election of directors at the 2001 annual meeting of shareholders.

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




         Vista Bancorp, Inc.
----------------------------------
      (Registrant)



Dated: May 15, 2001
      -------------


                                           By    /s/ William F. Keefe
                                             ---------------------------------
                                                     William F. Keefe
                                                  Executive Vice President
                                                and Chief Financial Officer


                                                   (Mr. Keefe is the Principal
                                                   Accounting Officer and has
                                                   been duly authorized to sign
                                                   on behalf of the registrant.)