Form 10-Q
period 2001-06-30
VISTA BANCORP INC
filed 2001-08-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended                    June 30, 2001
                              --------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               -----------------------  ------------------------

Commission file number                    0-21264
                       ---------------------------------------------------------

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

As of August 9, 2001, there were 5,299,093 shares of $.50 par value Common Stock outstanding.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------




                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended June 30, 2001

                                      INDEX
                                      -----
                                                                                                         Page
         PART I     FINANCIAL INFORMATION

         ITEM 1.    Financial Statements:

                        Consolidated Balance Sheets - June 30, 2001
                             and December 31, 2000...................................................... 3

                        Consolidated Statements of Income - Three Months and Six Months
                             Ended June 30, 2001 and 2000................................................4

                           Consolidated Statements of Changes in Shareholders' Equity - Six
                              Months Ended June 30, 2001 and 2000........................................5

                           Consolidated Statements of Cash Flows - Six Months
                             Ended June 30, 2001 and 2000................................................6

                           Notes to Consolidated Financial Statements ...................................7

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.....................................................10


         PART II    OTHER INFORMATION

         ITEM 1.    Legal Proceedings...................................................................23

         ITEM 2.    Changes in Securities ..............................................................23

         ITEM 3.    Defaults Upon Senior Securities ....................................................23

         ITEM 4.    Submission of Matters to a Vote of Security Holders.................................23

         ITEM 5.    Other Information...................................................................24

         ITEM 6.    Exhibits and Reports on Form 8-K....................................................24

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------


CONSOLIDATED BALANCE SHEETS                                                            (Unaudited)

                                                                                         June 30,           December 31,

Amounts in Thousands (except per share and share data)                                    2001                  2000

-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents:

                 Cash and due from banks                                              $   18,177           $   26,018

                 Federal funds sold                                                       22,500               10,400

                 Short-term investments                                                    6,572                1,351
-------------------------------------------------------------------------------------------------------------------------
                           Total Cash and Cash Equivalents                                47,249               37,769
-------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $196,855 and $195,199
in 2001 and 2000, respectively)                                                          198,179              195,225
-------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:

                 Mortgage                                                                124,093              130,744

                 Commercial                                                              210,829              212,158

                 Consumer                                                                102,150              108,495
-------------------------------------------------------------------------------------------------------------------------
                           Total Loans                                                   437,072              451,397

                 Allowance for loan losses                                                (6,384)              (6,166)
-------------------------------------------------------------------------------------------------------------------------
                           Total Net Loans                                               430,688              445,231
-------------------------------------------------------------------------------------------------------------------------


Premises and equipment                                                                     7,568                7,590

Accrued interest receivable                                                                3,702                3,869

Other assets                                                                               6,088                5,574
-------------------------------------------------------------------------------------------------------------------------
                                                Total Assets                           $ 693,474            $ 695,258
=========================================================================================================================


Liabilities and Shareholders' Equity


Deposits:

                 Demand:

                           Noninterest-bearing                                         $  70,052            $  71,845

                           Interest-bearing                                              103,965               97,979

                 Savings                                                                 139,749              129,143

                 Time                                                                    272,969              293,733
-------------------------------------------------------------------------------------------------------------------------
                           Total Deposits                                                586,735              592,700
-------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                            35,209               35,323

Long-term debt                                                                            12,000                9,500

Accrued interest payable                                                                     847                1,132

Other liabilities                                                                          2,438                2,632
-------------------------------------------------------------------------------------------------------------------------
                                         Total Liabilities                               637,229              641,287
-------------------------------------------------------------------------------------------------------------------------


Shareholders' Equity:

                 Common stock:  $.50 par value; shares authorized 10,000,000; shares issued, 5,368,845 and 5,107,845 at June 30, 2001 and
                        December 31, 2000, respectively                                    2,684                2,554

                 Paid-in capital                                                          36,279               30,782

                 Retained earnings                                                        17,217               20,607

                 Treasury Stock  (44,500 shares)                                            (893)                   0

                 Accumulated other comprehensive income                                      958                   28
-------------------------------------------------------------------------------------------------------------------------
                           Total Shareholders' Equity                                     56,245               53,971
-------------------------------------------------------------------------------------------------------------------------
                                         Total Liabilities and Shareholders' Equity    $ 693,474            $ 695,258
=========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
==========================================

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                                     2001               2000            2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Amounts in Thousands (except per share and share data)



Interest Income:

      Interest and fees on loans                                    $   9,162          $    9,213       $    18,451      $   17,724

      Interest on federal funds sold                                      304                 135               609             175

      Interest on short-term investments                                   37                  14                52              28

      Interest on securities:

            Taxable                                                     2,609               2,680             5,223           5,432

            Nontaxable                                                    398                 501               812           1,028
------------------------------------------------------------------------------------------------------------------------------------
              Total Interest Income                                    12,510              12,543            25,147          24,387
------------------------------------------------------------------------------------------------------------------------------------


Interest Expense:

      Interest on deposits                                              5,372               5,367            11,102          10,379

      Interest on borrowed funds                                          340                 487               699             891

      Interest on long-term debt                                          187                 241               411             380
------------------------------------------------------------------------------------------------------------------------------------
            Total Interest Expense                                      5,899               6,095            12,212          11,650
------------------------------------------------------------------------------------------------------------------------------------
              Net Interest Income                                       6,611               6,448            12,935          12,737
------------------------------------------------------------------------------------------------------------------------------------


Provision for Loan Losses                                                 225                 315               450             631
------------------------------------------------------------------------------------------------------------------------------------
              Net Interest Income after Provision for Loan Losses       6,386               6,133            12,485          12,106
------------------------------------------------------------------------------------------------------------------------------------


Noninterest Income:

      Service charges on deposit accounts                                 591                 539             1,113           1,096

      Other service charges                                               350                 225               595             508

      Net gains on sales of SBA loans                                      19                  14                42             165

      Net gains (losses) on sales of securities                            89                  20               175            (222)

      Trust and Asset Management Revenues                                 108                  82               193             177

      Other income                                                        111                 122               217             240
------------------------------------------------------------------------------------------------------------------------------------
            Total Noninterest Income                                    1,268               1,002             2,335           1,964
------------------------------------------------------------------------------------------------------------------------------------



Noninterest Expense:

      Salaries and benefits                                             2,341               2,184             4,673           4,451

      Occupancy expense                                                   493                 497             1,044             983

      Furniture and equipment expense                                     652                 647             1,313           1,188

      Marketing expense                                                   218                 181               417             366

      Other expense                                                     1,150               1,087             2,118           1,995
------------------------------------------------------------------------------------------------------------------------------------
            Total Noninterest Expense                                   4,854               4,596             9,565           8,983
------------------------------------------------------------------------------------------------------------------------------------
              Income Before Provision for Income Taxes                  2,800               2,539             5,255           5,087



Provision for Income Taxes                                                851                 798             1,510           1,598
------------------------------------------------------------------------------------------------------------------------------------
              Net Income                                           $    1,949          $    1,741       $     3,745      $    3,489
------------------------------------------------------------------------------------------------------------------------------------

              Basic and Diluted Earnings per Share                 $     0.36          $     0.32       $      0.70      $     0.66
------------------------------------------------------------------------------------------------------------------------------------

              Weighted Average Number of Common Shares Outstanding  5,345,101           5,328,379         5,348,193       5,319,932
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Six Months Ended June 30, 2000 and 2001



Amounts in Thousands                                                Shares         Common       Paid-in       Retained    Treasury
(except per share and share data)                                   Issued         Stock        Capital       Earnings      Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                        4,819,002       $ 2,409      $ 26,674      $ 20,213     $   -

         Comprehensive Income:
                 Net income - 2000                                        -             -             -         3,489         -
                 Other comprehensive loss, net of income taxes
                         Net unrealized depreciation in the
                         fair value of securities available
                         for sale                                         -             -             -             -         -

         Comprehensive Income:

         Cash dividends - $.27 per share                                  -             -             -        (1,434)        -

         Net proceeds from
                 issuance of common stock                            39,649            20           551             -         -

         5% Stock dividend                                          241,055           121         3,525        (3,653)        -

         Purchase of treasury stock                                       -             -             -             -      (128)

         Retirement of treasury stock                                (8,000)           (4)         (124)            -       128

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000        (Unaudited)                         5,091,706       $ 2,546      $ 30,626      $ 18,615     $   -
------------------------------------------------------------------------------------------------------------------------------------

Amounts in Thousands                                                                 Comprehensive                   Shareholders'
(except per share and share data)                                                    Income (Loss)                       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                                                             $ (5,336)                      $ 43,960

         Comprehensive Income:
                 Net income - 2000                                                            -                          3,489
                 Other comprehensive loss, net of income taxes
                         Net unrealized depreciation in the
                         fair value of securities available
                         for sale                                                          (232)                          (232)
                                                                                                                          -----
         Comprehensive Income:                                                                                           3,257

         Cash dividends - $.27 per share                                                      -                         (1,434)

         Net proceeds from
                 issuance of common stock                                                     -                            571

         5% Stock dividend                                                                    -                             (7)

         Purchase of treasury stock                                                           -                           (128)

         Retirement of treasury stock                                                         -                              -

-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000        (Unaudited)                                              $ (5,568)                      $ 46,219
-----------------------------------------------------------------------------------------------------------------------------------



Amounts in Thousands                                                Shares         Common       Paid-in        Retained   Treasury
(except per share and share data)                                   Issued         Stock        Capital         Earnings   Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                        5,107,845       $ 2,554      $ 30,782        $ 20,607   $   -

         Comprehensive Income:
                 Net income - 2001                                        -             -             -           3,745       -
                 Other comprehensive income, net of income taxes
                         Net unrealized appreciation in the
                         fair value of securities available
                         for sale                                         -             -             -               -       -

         Comprehensive Income:

         Cash dividends - $.30 per share                                  -             -             -          (1,619)      -

         Net proceeds from
                 issuance of common stock                            34,577            17           646               -       -

         5% Stock dividend                                          254,523           127         5,383          (5,516)      -

         Purchase of treasury stock                                       -             -             -               -  (1,439)

         Retirement of treasury stock                               (28,100)          (14)         (532)              -     546

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001        (Unaudited)                         5,368,845       $ 2,684      $ 36,279        $ 17,217  $ (893)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Accumulated
                                                                                        Other                           Total

                                                                                     Accumulated
                                                                                       Other                           Total
Amounts in Thousands                                                                Comprehensive                   Shareholders'
(except per share and share data)                                                      Income                           Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                                $ 28                       $ 53,971

         Comprehensive Income:
                 Net income - 2001                                                           -                          3,745
                 Other comprehensive income, net of income taxes
                         Net unrealized appreciation in the
                         fair value of securities available
                         for sale                                                          930                           930
                                                                                                                         ---
         Comprehensive Income:                                                                                         4,675

         Cash dividends - $.30 per share                                                     -                        (1,619)

         Net proceeds from
                 issuance of common stock                                                    -                           663

         5% Stock dividend                                                                   -                            (6)

         Purchase of treasury stock                                                          -                        (1,439)

         Retirement of treasury stock                                                        -                             -

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001        (Unaudited)                                                 $ 958                      $ 56,245
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
-------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Amounts in Thousands
                                   (Unaudited)

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                             2001                    2000
                                                                                          ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:

        NET INCOME                                                                        $      3,745          $      3,489

        ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH

         PROVIDED BY OPERATING ACTIVITIES:

                DEPRECIATION AND AMORTIZATION                                                      559                   490

                PROVISION FOR LOAN LOSSES                                                          450                   631

                DECREASE (INCREASE) IN ACCRUED INTEREST RECEIVABLE                                 167                  (119)

                DECREASE IN ACCRUED INTEREST PAYABLE                                              (285)                 (193)

                NET CHANGE IN OTHER ASSETS AND OTHER LIABILITIES                                (1,029)                 (141)

                NET AMORTIZATION ON SECURITIES                                                      18                    41

                NET  (GAINS) LOSSES ON SALES OF SECURITIES                                        (175)                  222

                NET GAINS ON SALES OF LOANS                                                        (42)                 (165)
------------------------------------------------------------------------------------------------------------------------------------
                              NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,408                 4,255
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

        PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                               18,485                10,485

        PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                    21,765                21,890

        PURCHASES OF SECURITIES AVAILABLE FOR SALE                                             (41,750)              (21,486)

        NET DECREASE (INCREASE) IN LOANS                                                        13,224               (43,750)

        PROCEEDS FROM SALES OF LOANS                                                               840                 2,325

        NET CAPITAL EXPENDITURES                                                                  (512)               (1,276)
------------------------------------------------------------------------------------------------------------------------------------
                              NET CASH PROVIDED BY (USED FOR)  INVESTING ACTIVITIES             12,052               (31,812)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

        NET INCREASE IN DEMAND AND SAVINGS DEPOSITS                                             14,799                 1,401

        NET (DECREASE) INCREASE IN TIME DEPOSITS                                               (20,764)               16,679

        NET (DECREASE) INCREASE IN BORROWED FUNDS                                                 (114)               10,080

        NET INCREASE IN LONG-TERM DEBT                                                           2,500                 5,000

        NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                 663                   571

        NET TREASURY STOCK TRANSACTIONS                                                         (1,439)                 (128)

        CASH DIVIDENDS PAID                                                                     (1,619)               (1,434)

        CASH IN LIEU OF FRACTIONAL SHARES                                                           (6)                   (7)
------------------------------------------------------------------------------------------------------------------------------------
                              NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (5,980)               32,162
------------------------------------------------------------------------------------------------------------------------------------


                                 NET INCREASE IN CASH AND CASH EQUIVALENTS                       9,480                 4,605

                                 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 37,769                29,397
------------------------------------------------------------------------------------------------------------------------------------

                                 CASH AND CASH EQUIVALENTS, END OF PERIOD                 $     47,249          $     34,002
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        INTEREST PAID                                                                     $     12,497          $     11,843

        INCOME TAXES PAID                                                                        1,617                 1,869

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING ACTIVITIES:

        TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED                                            151                   177

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------


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

         Results of operations for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets" which will potentially impact reported goodwill and other intangible assets.

Statement 141:
o    Eliminates the pooling method for accounting for business combinations.
o Requires that intangible assets that meet certain criteria be reported separately from goodwill.
o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
o Eliminates the amortization of goodwill and other intangible assets that are deemed to have an indefinite life.
o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, we are required to:
o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

     intangible assets do not meet the criteria for recognition, they should be classified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. o Write-off any remaining negative goodwill.

These standards are required to be implemented in our 2002 financial statements. The adoption of these standards will not have a material impact on the financial statements.

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

         On April 19, 2001, we declared a 5 percent stock dividend to shareholders of record May 11, 2001 and payable May 25, 2001. Following payment of this dividend, Vista had approximately 5.4 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 19, 2001.

         On April 21, 2000, we declared a 5 percent stock dividend to shareholders' of record May 12, 2000 and payable May 26, 2000. Following payment

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

of this dividend, Vista had approximately 5.1 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid in capital based on the quoted market price on April 21, 2000.

NOTE 4.  Other Comprehensive Income

         Vista held securities classified as available for sale, which experienced net unrealized pre-tax appreciation in value of $1.297 million during the six months ended June 30, 2001 compared to a net unrealized pre-tax depreciation in value of $291 thousand one year ago. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.


For the six months ended June 30, 2001:

(Amounts in thousands)                                          Before-Tax         Tax           Net-of-Tax
                                                                  Amount                            Amount
Unrealized gains on securities:
     Unrealized holding gains arising during period                 $ 1,472          $  414        $ 1,058
     Less: reclassification adjustment for gains realized in
     net  income                                                        175              47            128
                                                               ---------------- ---------------- --------------
Net unrealized gain                                                   1,297             367            930
                                                               ---------------- ---------------- --------------
Other comprehensive income                                          $ 1,297          $  367        $   930
                                                               ================ ================ ==============


For the six months ended June 30, 2000:

(Amounts in thousands)                                          Before-Tax         Tax          Net-of-Tax
                                                                  Amount        (Benefit)          Amount
Unrealized losses on securities:
     Unrealized holding losses arising during period                $  (513)         $ (119)       $  (394)
     Less: reclassification adjustment for losses realized
     in net  income                                                    (222)            (61)          (161)
                                                               ---------------- ---------------- --------------
Net unrealized loss                                                    (291)            (58)          (233)
                                                               ---------------- ---------------- --------------
Other comprehensive loss                                            $  (291)         $  (58)       $  (233)
                                                               ================ ================ ==============

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

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

RECENT DEVELOPMENTS

         In July 2001, we announced plans to open a full-service office in the Greenwich Station Mall, Greenwich Township, New Jersey during the fourth quarter 2001. In addition to a full-service lobby, the branch will have safe deposit box facilities, drive-up tellers and 24-hour ATM banking.

         In July 2001, we also announced the acquisition of $8 million in deposits and certain loans of the Sovereign Bank office located at 117 Main Street in Flemington, New Jersey. All deposits and acquired loans will be transferred to Vista's Flemington Office at 309 Highway 202, Flemington, New Jersey.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND
2000.

EARNINGS SUMMARY

Earnings highlights for the 2nd quarter 2001 compared to the 2nd quarter 2000 include:

         o Net income increased 12 percent to $1.949 million from $1.741 million.
         o Diluted earnings per share, adjusted for the 5 percent stock dividend, increased to $.36 from $.32.
         o Return on average assets improved to 1.13 percent from 1.02 percent.
         o Return on average equity increased to 14.23 percent from 13.77 percent.

         Net income for the second quarter reached a record level on strong fee income, higher net interest income, the recognition of security gains and a lower provision for loan losses. These gains were offset by higher operating expenses which included $142 thousand in expenses related to a proxy contest which was successfully defeated. Our earnings improved due in part to a shift in focus to improving efficiency and profitability on a lower balance sheet.


         This performance came on the back-drop of a weakened economy, a lower interest rate environment and soft loan demand. During the quarter, the Federal Reserve continued to lower interest rates in an attempt to stimulate the economy; however, the outlook remains uncertain. Management continued to implement the following strategies to maintain earnings and earnings per share growth:

         o Lowering the rates paid on savings, money market and time deposits.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

         o Implementing cost control strategies to contain expense growth in a weakened business climate.

         o Authorizing a 275,000 share repurchase program to manage dilution and share count.

         o Maintaining a focus on growing fee income sources and minimizing our reliance on spread income.

         o    Investing excess liquidity.

Earnings highlights for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 include:

         o Net income increased 7 percent to $3.745 million from $3.489 million.

         o Diluted earnings per share, adjusted for the 5 percent stock dividend, increased to $.70 from $.66.

         o Return on average assets improved to 1.09 percent from 1.04 percent.

         o Return on average equity equaled 13.87 percent compared to 13.99 percent.

         Net income for the six-months ended June 30, 2001 was driven by gains on security sales compared to losses in 2000, higher net interest income, a lower provision for loan loss and refunds of prior period income taxes. These revenue gains combined to offset higher operating expenses which included $191 thousand in expenses related to the proxy contest.

         We continue to focus on long-term earnings improvement and capital management strategies to create shareholder value that includes:

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

         o Following a disciplined approach to dividend policy and capital management to maximize returns to shareholders and maximize the use of our capital resources.

NET INTEREST INCOME

         Tax-equivalent net interest income increased to $6.8 million for the quarter ended June 30, 2001 compared to $6.7 million in 2000 due to the recognition of $177 thousand in interest income on a non-performing loan which was returned to performing status based on improvement in the quality of the underlying credit and consistent payment history of the borrower. Excluding this item, net interest income would have been unchanged.

         Our tax-equivalent net interest margin declined slightly to 4.11 percent for the second quarter 2001 from 4.12 percent in 2000, but increased from 3.99 percent in the first quarter of 2001. Adjusted for the one-time non-recurring interest income mentioned above, our tax-equivalent net interest margin was 4.01 percent. During the second quarter we lowered savings, money market and CD deposit rates in response to continued Federal Reserve rate reductions and lower market rates on loans and investments. As a result, we lowered the cost of funding our earning assets by 30 basis

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

points to 3.56 percent while our yield on earning assets fell only 18 basis points to 7.68 percent thus strengthening our margin compared to the first quarter.

         For the first half of 2001, our tax equivalent net interest margin decreased 10 basis points to 4.05 percent compared to 4.15 percent a year ago due to flat net interest income on a larger earning asset base. Tax equivalent net interest income remained unchanged at $13.3 million compared to the prior year, while earning assets increased $20.9 million.

         Our yield on earning assets declined 3 basis points to 7.77 percent for the first six months of 2001 compared to 7.80 percent in 2000, despite six Federal Reserve rate reductions totaling 275 basis points so far this year. Each Federal Reserve rate decrease resulted in an immediate re-pricing of our prime-based loans; however, the re-pricing of our deposits tends to lag behind the re-pricing of our assets. Consequently, we expect the reduction in the prime rate to reduce the yield on earning-assets in the short-term and be more than offset by a lower cost of deposits and borrowings in the second half of 2001. We were able to sustain the yield on earning assets by effectively managing the reinvestment of cash flows into an improved mix of earning assets emphasizing commercial lending growth.

         The cost of funding our earning assets increased 7 basis points to 3.72 percent in 2001 compared to a year ago. This was due to rising interest rates during the first half of 2000 and deposit customers transferring money market and savings balances into higher yielding certificates of deposit (CDs). Unification-related deposit promotions in the third quarter also contributed to this higher cost of funds. We expect margin improvement during the second half of 2001 as CDs mature and re-price lower.

         Average interest earning assets increased $20.9 million to $663.3 million due to growth in commercial loans during 2000. Challenging economic and yield curve conditions limited lending and investment opportunities during the early part of 2001. Consequently, since year-end 2000, federal funds have increased as excess liquidity is invested on an overnight basis until re-deployed into higher yielding loans or securities. Also, our funding mix has improved since year-end with growth in checking and savings balances and a shift away from time deposits and Federal Home Loan Bank advance funding.

         The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended June 30, 2001 and 2000, are also reflected.

         The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

VISTA BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE RATES (TAX-EQUIVALENT BASIS)
--------------------------------------------------------------------------------
(Unaudited)


FOR THE SIX MONTHS ENDED JUNE 30,                              2001                                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     Average            Average             Average            Average

                                                     Balances Interest   Rates              Balances  Interest  Rates
Amounts in Thousands (except percentages)                       (1)       (2)                           (1)     (2)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Federal funds sold and securities purchased

        under agreements to resell                 $   25,149  $   609       4.88%         $   5,758   $   175    6.11%

Short-term investments                                  2,426       52       4.32%               884        28    6.37%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL SHORT-TERM INVESTMENTS                   27,575      661       4.83%             6,642       203    6.15%
------------------------------------------------------------------------------------------------------------------------------------


Securities:

        U.S. Treasury                                   8,224      235       5.76%             8,760       252    5.79%

        U.S. Government agencies and corporations     121,065    4,035       6.72%           128,293     4,338    6.80%

        States and other political subdivisions (3)    31,566    1,054       6.73%            40,413     1,376    6.85%

        Other                                          30,511    1,076       7.11%            27,896       970    6.99%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL SECURITIES                              191,366    6,400       6.74%           205,362     6,936    6.79%
------------------------------------------------------------------------------------------------------------------------------------


Loans, net of unearned income:  (4)

          Mortgage                                    126,849    4,808       7.64%           134,157     5,059    7.58%

          Commercial (3)                              212,170    9,427       8.96%           188,230     8,365    8.94%

          Consumer                                    105,385    4,253       8.14%           108,057     4,343    8.08%

------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LOANS                                   444,404   18,488       8.39%           430,444    17,767    8.30%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-EARNING ASSETS                 663,345   25,549       7.77%           642,448    24,906    7.80%
------------------------------------------------------------------------------------------------------------------------------------


Cash and due from banks                                19,412                                 20,885

Allowance for loan losses                              (6,289)                                (5,555)

Other assets                                           16,830                                 15,716
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST-EARNING ASSETS               29,953                                 31,046
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                               $  693,298                              $ 673,494
------------------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:

        Demand                                     $  101,870  $   831       1.65%         $  92,774   $   814    1.76%

        Savings                                       133,463    1,865       2.82%           140,321     2,100    3.01%

        Time                                          231,053    6,712       5.86%           220,925     5,945    5.41%

        Time deposits $100,000 and over                57,299    1,694       5.96%            54,425     1,520    5.62%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING DEPOSITS               523,685   11,102       4.28%           508,445    10,379    4.11%
------------------------------------------------------------------------------------------------------------------------------------


        Borrowed funds                                 31,102      699       4.53%            35,335       891    5.07%

        Long-term debt                                 13,180      411       6.29%            12,231       380    6.25%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL BORROWED FUNDS AND LONG-TERM DEBT        44,282    1,110       5.05%            47,566     1,271    5.37%
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES            567,967   12,212       4.34%           556,011    11,650    4.21%
------------------------------------------------------------------------------------------------------------------------------------


Noninterest-bearing demand deposits                    67,271                                 63,383

Other liabilities                                       3,628                                  3,965
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST-BEARING LIABILITIES          70,899                                 67,348
------------------------------------------------------------------------------------------------------------------------------------


Shareholders' Equity                                   54,432                                 50,135
------------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  693,298                              $ 673,494
------------------------------------------------------------------------------------------------------------------------------------


Interest Income/Earning Asset                                   25,549       7.77%                      24,906    7.80%
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                 12,212       3.72%                      11,650    3.65%
------------------------------------------------------------------------------------------------------------------------------------

Net Interest Income and Margin (5)                             $13,337       4.05%                     $13,256    4.15%
------------------------------------------------------------------------------------------------------------------------------------


     (1)  Interest on loans includes fee income.
     (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
     (3) Tax-equivalent adjustments were $402 thousand for 2001 and $519 thousand for 2000.
     (4)  Includes nonaccrual loans.
     (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES


VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
--------------------------------------------------------------------------------
(Unaudited)

                                                             Six Months Ended June 30,

                                                                  2001 vs. 2000
                                                       -----------------------------------

                                                                 Increase (Decrease)

                                                                 Due to Changes in:
                                                       -----------------------------------

                                                       Total         Average       Average

Amounts in Thousands                                  Change(1)      Volume         Rate
==========================================================================================
Interest Income:

Federal funds sold                                    $    434       $   477       $  (43)

Short-term investments                                      24            36          (12)
------------------------------------------------------------------------------------------
   Total Short-term Investments                            458           513          (55)
------------------------------------------------------------------------------------------



Securities:

  U.S. Treasury                                            (17)          (15)          (2)

  U.S. Government agencies and corporations               (303)         (242)         (61)

  States and other political subdivisions                 (322)         (295)         (27)

  Other                                                    106            93           13
------------------------------------------------------------------------------------------
   Total Securities                                       (536)         (459)         (77)
------------------------------------------------------------------------------------------

Loans, net of unearned income:  (2)

  Mortgage                                                (251)         (277)          26

  Commercial                                             1,062         1,064           (2)

  Consumer                                                 (90)         (108)          18
------------------------------------------------------------------------------------------
   Total Loans                                             721           679           42
------------------------------------------------------------------------------------------
       Total Interest Income                               643           733          (90)
------------------------------------------------------------------------------------------


Interest Expense:

  Demand                                                    17            77          (60)

  Savings                                                 (235)          (99)        (136)

  Time                                                     767           280          487

  Time deposits $100,000 and over                          174            82           92
------------------------------------------------------------------------------------------
       Total Interest-bearing Deposits                     723           340          383
------------------------------------------------------------------------------------------


  Borrowed funds                                          (192)         (100)         (92)

  Long-term debt                                            31            29            2
------------------------------------------------------------------------------------------
   Total Borrowed Funds and Long-term Debt                (161)          (71)         (90)
------------------------------------------------------------------------------------------
       Total Interest Expense                              562           269          293
------------------------------------------------------------------------------------------
         Net Interest Income (tax-equivalent basis)     $   81        $  464       $ (383)
==========================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."

(2) Includes nonaccrual loans.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

NONINTEREST INCOME

         Total noninterest income increased 27 percent to $1.27 million for the quarter-ended June 30, 2001 compared to $1.0 million a year ago. Excluding gains on the sales of securities and SBA loans, noninterest income increased 20 percent to $1.2 million from $1.0 million reflecting a positive trend over the prior four quarters. Factors contributing to the growth in quarterly noninterest income include:

         o Strong mortgage origination fees due to increased refinancing activity as borrowers consolidated their debt levels in response to a weakened economy.

         o Increased levels of fees assessed to customers for nonsufficient funds paid on checking accounts (NSF fees).

         o A tighter focus on fees charged for bank services through a strengthened waiver policy.

         o Higher levels of electronic access fees and debit card interchange fees on increased transaction volume.

         o Increased Trust Department revenue due to the collection of an estate fee.

         During the quarter we sold $7.6 million of fixed rate - fixed term investment securities consisting mainly of Treasuries, U.S. Agency Debt and Corporate Bonds at a net gain of $89 thousand. The securities were sold in response to a steepening yield curve with most of the proceeds reinvested into current coupon mortgage securities with better cash flow characteristics and structure for potential change in market conditions.

         For the six-months ended June 30, 2001, noninterest income increased 15 percent to $2.3 million from $2.0 million a year ago due primarily to $175 thousand in security gains compared to $222 thousand in losses recognized a year ago. Excluding the impact of security and SBA loan sales, noninterest income increased 5 percent to $2.1 million.

         In response to the challenging economic environment seen during the first half of 2001, we repositioned a nominal portion of our investment portfolio to compensate for weak loan demand. During the first quarter, we sold a combination of low balance high yield mortgage-backed securities, tax-exempt investments, and several corporate bonds for credit quality concerns. These transactions reduced prepayment and re-investment risk in our portfolio in response to the declining interest rate environment of 2001. During the first half of 2000, security losses were recognized in order to reinvest the proceeds into higher yielding assets at the time.

         In addition to the security gains recognized during the six months ended June 30, 2001, strong mortgage origination fees, higher NSF fees and increased debit card interchange income offset the effects of deferring annual ATM user fees. SBA loan sales and investment services continue to be adversely impacted by the weakened economic environment and slow equity and credit market activity.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

NONINTEREST EXPENSE

         Total noninterest expense increased 6 percent to $4.9 million for the quarter-ended June 30, 2001 from the comparable quarter in 2000 and reflected a 3 percent increase over the first quarter 2001. Excluding the costs related to a proxy fight which we successfully defeated, quarterly noninterest expense increased 3 percent over the prior year.

         Increases were due to higher salary and benefits expenses due to salary increases, lower pension income accruals, higher medical benefit costs and higher incentive compensation accruals. Occupancy and furniture and equipment expenses were unchanged. Other expenses during the quarter increased due to costs of the proxy-contest, home equity loan promotion expenses, volume driven ATM and debit card expenses, investment banking fees and other miscellaneous office printing and supplies.

         For the six months ended June 30, 2001, total noninterest expense increased 7 percent to $9.6 million compared to $9.0 million in 2000. During 2000, we expanded our in-house processing capability by moving into an expanded and modernized technology and operations center. This move increased occupancy and furniture and equipment expense and accounted for the majority of the operating expense increase.

         Expenses increased in all major categories as we continued to invest in personnel, facilities and technology. Salary and benefits expense increased due to higher salaries and lower pension income accruals. Occupancy expenses increased due to amortization of leasehold improvements on the new Operations center plus utility and maintenance expenses incurred. Higher furniture and equipment expenses were driven by equipment leasing costs and depreciation charges at the new facility.

         Other expense increased due to the home equity loan promotion, costs associated with defense in a proxy contest and volume driven ATM/debit card fees.

         A committee calling itself, "The Committee to Preserve Shareholder Value" proposed a slate of three independent directors for election at the Company's 2001 Annual Meeting of Shareholders held on April 26, 2001. Vista's incumbent directors were chosen by a decisive margin and were re-elected to serve for a 3-year term by approximately 80 percent of the votes cast. Vista filed a Form 8-K with the SEC announcing the voting results on April 27, 2001. Expenses incurred in fighting this proxy contest totaled $191 thousand through June 30, 2001 and included legal fees and proxy solicitation fees.

         Our ability to grow the franchise while effectively controlling and monitoring expenses can be quantified using two benchmarks. One benchmark, which considers noninterest expense as a percent of average assets, equaled 2.78 percent for the six months ended June 30, 2001 compared to 2.68 percent a year ago. Second, the efficiency ratio which measures the cost of generating one incremental dollar of revenue, equaled 61.72 percent compared to 58.17 percent a year ago. Excluding expenses related to the proxy contest, noninterest expense

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

as a percent of average assets equaled 2.73 percent while our efficiency ratio equaled 60.49 percent. Expense growth during the six month period exceeded revenue growth which in-turn accounted for the adverse year over year comparison.

         The provision for income taxes decreased 6 percent to $1.51 million for the first half of 2001 due to the receipt of $94 thousand from the amended filing of prior years' federal income tax returns. Our effective tax rate equaled 28.8 percent for the six months ended June 30, 2001 and 31.4 percent for 2000.

FINANCIAL CONDITION - JUNE 30, 2001 VERSUS DECEMBER 31, 2000

         Total consolidated assets equaled $693.5 million at June 30, 2001, a decrease of $1.8 million from December 31, 2000.

         Weakened economic conditions throughout the first six months of 2001 have resulted in soft loan demand and reduced reinvestment opportunities; however, we have seen a favorable deposit mix shift and expect favorable profit growth in the second half of the year.

         Total loans declined $14.3 million from year-end levels to $437.1 million. Decreases were seen in all categories led by a $6.7 million reduction in mortgages, a $6.3 million decline in consumer loans and a $1.3 million drop in commercial loans. Mortgage loan balances fell by design as we maintained a strategy of originating loans for third parties for a fee rather than placing these low-rate loans in our portfolio. The Consumer portfolio continues to experience high prepayment rates in the indirect auto portfolio which we have allowed to decline $5.9 million since year-end, as competitive rates did not compensate for the risks incurred. Commercial demand remains low as the economic environment remains weak.

         Total deposits declined $6.0 million from year-end as we implemented a strategy of aggressively lowering time deposit rates. This strategy, plus a lower market rate environment and a weakened economy have resulted in an improved deposit mix as we have seen growth in core checking and savings accounts.

         The net cash flow from loans and deposits funded the increase in securities available for sale and short-term investments. Due to limited reinvestment opportunities, we continue to maintain excess liquidity in overnight fed funds until favorable economic conditions return.

         Total capital increased to $56.2 million at June 30, 2001 compared to $54.0 million at December 31, 2000. Net income of $3.7 million, plus capital flows from Vista's stock plans combined to fund the cash dividends and stock repurchase program. A lower market interest rate environment compared to December 31, 2000 accounted for the appreciation in value of our available for sale security portfolio which flows through shareholders equity on a tax-effected basis. The ratio of shareholders' equity to assets strengthened to
8.11 percent at June 30, 2001 compared to 7.76 percent at year-end 2000.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

ASSET QUALITY

         Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased slightly to $4.2 million at June 30, 2001 from $4.1 million at the end of 2000. The increase from the end of 2000 was due to the addition of non-performing commercial loans. OREO decreased $32 thousand to $672 thousand due to liquidation and sale of foreclosed properties offset in part by the addition of new loans to OREO. Despite the challenging economic environment non-performing assets equaled less than one percent of total loans and OREO at June 30, 2001 and December 31, 2000.

         Non-performing loans increased 6 percent to $3.6 million at June 30, 2001 compared to $3.4 million at December 31, 2000. This increase consisted primarily of commercial non-performing loans which equaled $1.7 million and represent 47 percent of the total non-performing loans. Mortgage and consumer non-performing loans decreased from year-end and represented 39 percent and 14 percent of the total, respectively.


Amounts in thousands                               June 30, 2001       December 31, 2000      June 30, 2000
--------------------                               -------------       -----------------      -------------
Non-performing loans                                       $3,564                $3,369               $2,977
Other real estate owned                                       672                   704                  501
                                                           ------                ------               ------
Total non-performing assets                                $4,236                $4,073               $3,478

Loans past due 90 days and on accrual status               $    0                $   11               $    2

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

         Generally, when a loan becomes impaired, interest stops accruing and any previously accrued but unpaid interest on the loan is reversed in the

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

current period. When it is doubtful that we will collect the remaining recorded investment, any interest received is applied first against the recorded investment until paid in full, second as a recovery to the allowance up to any previously charged off amounts on the impaired loan, and third as interest revenue. When we deem it highly likely that we will collect the remaining recorded investment, interest revenue is recorded on a cash basis as payments are received.

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

         At June 30, 2001, total impaired loans equaled $4.5 million, of which $3.6 million are non-performing loans. Impaired loans decreased $900 thousand from year-end 2000 due to the sale, payoff or transfer to OREO and the removal of several loans from impaired status since they are paying according to the contractual terms and are no longer deemed impaired. A total specific reserve allocation of $233 thousand has been established for all impaired loans.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses increased to $6.4 million or 1.46 percent of total loans at June 30, 2001 from $6.2 million or 1.37 percent of total loans at December 31, 2000. The allowance increased due to a provision for loan loss of $450 thousand less charge-offs, net of recoveries, totaling $232 thousand.

         The provision for loan losses decreased $181 thousand or 29 percent to $450 thousand for the first half of 2001 compared to a year ago. We reduced the loan loss provision due to lower levels of loan growth, historically low net charge-offs, non-performing assets to total loans less than one percent, and our belief in the adequacy of the loan loss reserve.

         For the quarter ended June 30, 2001, the reserve for loan losses increased $159 thousand due to a provision for loan loss of $225 thousand less charge-offs, net of recoveries, totaling $66 thousand. Despite the challenging economic environment our charge-offs, net of recoveries, declined from the prior three quarters.

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

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

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

         Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                       For The Six Months
                                                         Ended June 30,
         Amounts in thousands                          2001         2000
         --------------------                          ----         ----

         Average loans outstanding                    $444,404      $430,444
         Total loans at end of period                  437,072       452,095

         Allowance for loan losses:
           Balance at beginning of period                6,166         5,266
               Charge-offs:
                   Commercial                               42            26
                   Real estate - mortgage                  104            24
                   Installment                             181            98
                                                          ----          ----
                      Total charge-offs                    327           148
               Recoveries:
                   Commercial                               71            30
                   Real estate - mortgage                    1             1
                   Installment                              23            28
                                                          ----          ----
                      Total recoveries                      95            59
                                                          ----          ----
                 Net charge-offs:                          232            89
               Provision for loan losses                   450           631
                                                          ----          ----
           Balance at end of period                     $6,384       $ 5,808

         Net charge-offs as a percent of average         0.05%         0.02%
           loans outstanding during period
         Allowance for loan losses as a percent          1.46%         1.28%
           of total loans

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------


LIQUIDITY

         At June 30, 2001, cash and cash equivalents equaled $47.2 million representing an increase of $9.4 million from the $37.8 million in cash and cash equivalents at December 31, 2000.

         Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. During the six-months ended June 30, 2001, the $9.4 million increase in cash and cash equivalents was due to $15.4 million provided by operating and investing activities, while $6.0 million was used by financing activities.

         Net cash provided by operating activities equaled $3.4 million and consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

         Net cash provided by investing activities totaled $12.0 million. This consisted of $13.2 million in cash flow from our loan portfolio plus $800 thousand in proceeds from loan sales which offset $1.5 million in net security purchases and $500 thousand in net capital expenditures.

         Net cash used by financing activities totaled $6.0 million. During the six-months ended June 30, 2001, there was a $6.0 million net outflow of deposits as time deposit balances declined $20.8 million and offset the $14.8 million increase in core checking and savings account balances. Other financing activities included a $2.5 million increase in long term debt plus $663 thousand proceeds from the issuance of common stock which offset cash dividends paid and share repurchases.

CAPITAL RESOURCES

         Total shareholders' equity increased $2.2 million to $56.2 million at June 30, 2001 from $54.0 million at December 31, 2000. Changes in shareholders' equity included:

         o    $3.7 million in net income,
         o $930 thousand appreciation in the market value of securities available for sale (after-taxes),
         o    $663 thousand in proceeds from the issuance of common stock,
         o    $1.6 million in cash dividends paid, and
         o    $1.4 million in share repurchases.

         Our dividend payout ratio equaled 43.3 percent for the six months ended June 30, 2001 and 41.1 percent for 2000.

         At June 30, 2001, a $958 thousand unrealized after tax gain existed in our available for sale security portfolio compared to a $28 thousand unrealized

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

after tax gain at December 31, 2000. The portfolio's market value appreciated during the first six months of 2001 due to the lower absolute level of market interest rates at June 30, 2001 compared to year-end.

         During the first quarter 2001, Vista announced successful completion of a 200,000 share repurchase program where it repurchased shares for a total cost of $3.7 million. The initial repurchase program was announced in August 1998 and all 100,000 shares were repurchased by March 31, 1999 for a total of $2.0 million or an average of $20.18 per share. On March 31, 1999, the program was extended to include an additional 100,000 shares which were repurchased by February 2001 for a total of $1.76 million or an average of $17.65 per share. These purchases were made pursuant to section 10b-18 from time to time in open market transactions at the discretion of management and stock availability.

         During the second quarter 2001, Vista announced that its Board of Directors has authorized a new 275,000 share repurchase program or approximately 5 percent of the company's outstanding shares. These purchases will be conducted in accordance with Rule 10b-18 from time to time in open market transactions at the discretion of management and stock availability. Through August 8, 2001, 70,000 shares were purchased for $1.4 million at an average price of $20.04 per share.

         Vista maintained a Tier I risk-based capital ratio of 12.15 percent and a total risk-based capital ratio of 13.40 percent at June 30, 2001, compared to
11.83 percent and 13.08 percent, respectively, at December 31, 2000. Vista maintained a leverage capital ratio of 7.99 percent at June 30, 2001 and 7.74 percent at December 31, 2000.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

PART II    OTHER INFORMATION

         ITEM 1.  Legal Proceedings                           Not Applicable

         ITEM 2.  Changes in Securities                       Not Applicable

         ITEM 3.  Defaults Upon Senior Securities             Not Applicable

         ITEM 4.  Submission of Matters to a Vote of          Not Applicable
                        Security Holders

         The annual meeting of shareholders was held on Thursday, April 26, 2001. The following vote tabulation has not been adjusted for the 5 percent stock dividend paid in May 2001.

         (a) Election of Directors
         The following Class C directors, whose terms expire in 2004, were re-elected based on the following votes:

                                                       For                Against         Abstained
                                                     ---------            -------         ---------
                  Richard A. Cline                   3,334,412             5,822                0
                  James T. Finegan, Jr.              3,334,412             5,822                0
                  David L. Hensley                   3,421,015             5,822                0

         The following Class A directors terms continue until 2002:

                           Barbara A. Harding
                           Mark A. Reda
                           J. Marshall Wolff

         The following Class B directors terms continue until 2003:

                           Harold J. Curry
                           Dale F. Falcinelli
                           Barry L. Hajdu
                           Marc S. Winkler

         (b) Nominees for Class C director, submitted by the Committee to Preserve Shareholder Value, received the following vote:

                                            For         Against        Abstained
                                           -------      -------        ---------
                  Peter R. Bray            851,377       12,268            0
                  Richard Baer             764,774       12,268            0
                  Dennis Pollack           851,377       12,268            0

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------

         (c) Ratification of the appointment of McGladrey & Pullen, LLP as our independent auditors for the year ending December 31, 2001:

         For the:   4,189,743
         Against:      10,949
         Abstain:      29,880



ITEM 5.  Other Information                         Not Applicable

ITEM 6.  Exhibits and Reports on form 8-K

                       (a) Exhibits required by Item 601 of Regulation S-K:

                            Exhibit Number             Description of Exhibit
                            --------------            -----------------------
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

                       (b) Reports on Form 8-K

         On April 12, 2001, we filed Form 8-K stating that we had retained the investment firm of Keefe, Bruyette & Woods to advise the Board of Directors on opportunities that will maximize value for shareholders.

         On April 27, 2001, we filed Form 8-K announcing our press release which presented the results of the contested election for directors.

         On May 18, 2001, we filed Form 8-K announcing an increase in the cash dividend and a new share repurchase program.

VISTA BANCORP, INC. AND SUBSIDIARIES
----------------------------------------------








                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  Vista Bancorp, Inc.
          ------------------------------
               (REGISTRANT)



         Dated: August 14, 2001
                ---------------


                                               By  /s/ William F. Keefe
                                                   ----------------------

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