Form 10-Q
period 2001-09-30
VISTA BANCORP INC
filed 2001-11-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                              -------------------------------------------------

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number              0-21264
                      ---------------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes X     No
   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 5, 2001, there were 5,384,871 shares of $.50 par value Common Stock outstanding.

VISTA BANCORP, INC. AND SUBSIDIARIES
-----------------------------------------------------



                               VISTA BANCORP, INC.
                                    Form 10-Q

                     For the period ended September 30, 2001

                                      Index
                                      -----

                                                                                  Page
    PART I     FINANCIAL INFORMATION

    ITEM 1.    Financial Statements:
                 Consolidated Balance Sheets - September 30, 2001
                      and December 31, 2000....................................... 3

                 Consolidated Statements of Income - Three Months and Nine Months
                      Ended September 30, 2001 and 2000............................4

                 Consolidated Statements of Changes in Shareholders' Equity - Nine
                      Months Ended September 30, 2001 and 2000.....................5

                 Consolidated Statements of Cash Flows - Nine Months
                      Ended September 30, 2001 and 2000............................6

                 Notes to Consolidated Financial Statements .......................7

    ITEM 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................10


    PART II    OTHER INFORMATION

    ITEM 1.    Legal Proceedings..................................................24

    ITEM 2.    Changes in Securities .............................................24

    ITEM 3.    Defaults Upon Senior Securities ...................................24

    ITEM 4.    Submission of Matters to a Vote of Security Holders................24

    ITEM 5.    Other Information..................................................24

    ITEM 6.    Exhibits and Reports on Form 8-K...................................24

    INSERT "CONSOLIDATED BALANCE SHEETS" HERE!

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------


CONSOLIDATED BALANCE SHEETS


                                                                                                  (Unaudited)
                                                                                                  September 30,         December 31,
Amounts in Thousands (except per share and share data)                                                2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
          Cash and due from banks                                                                    $  19,050         $    26,018
          Federal funds sold                                                                             1,300              10,400
          Short-term investments                                                                        25,167               1,351
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Cash and Cash Equivalents                                                      45,517              37,769
-----------------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $194,385 and $195,199 in 2001 and 2000, respectively)   199,058             195,225

-----------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:
          Mortgage                                                                                     121,416             130,744
          Commercial                                                                                   211,470             212,158
          Consumer                                                                                      97,930             108,495
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Loans                                                                         430,816             451,397
          Allowance for loan losses                                                                     (6,437)             (6,166)
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Net Loans                                                                     424,379             445,231
-----------------------------------------------------------------------------------------------------------------------------------


Premises and equipment                                                                                   7,581               7,590
Accrued interest receivable                                                                              3,436               3,869
Other assets                                                                                            18,801               5,574
-----------------------------------------------------------------------------------------------------------------------------------
                           Total Assets                                                              $ 698,772         $   695,258
===================================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
          Demand:
                   Noninterest-bearing                                                               $  69,213         $    71,845
                   Interest-bearing                                                                    110,212              97,979
          Savings                                                                                      144,462             129,143
          Time                                                                                         263,144             293,733
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Deposits                                                                      587,031             592,700
-----------------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                          36,302              35,323
Long-term debt                                                                                          12,000               9,500
Accrued interest payable                                                                                   791               1,132
Other liabilities                                                                                        2,986               2,632
-----------------------------------------------------------------------------------------------------------------------------------
                           Total Liabilities                                                           639,110             641,287
-----------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:

          Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                   5,305,071 and 5,107,845 at September 30, 2001 and December 31, 2000, respectively     2,693               2,554
          Paid-in capital                                                                               36,586              30,782
          Retained earnings                                                                             18,564              20,607
          Treasury Stock  (79,800 shares)                                                               (1,597)                  0
          Accumulated other comprehensive income                                                         3,416                  28
-----------------------------------------------------------------------------------------------------------------------------------
                   Total Shareholders' Equity                                                           59,662              53,971
-----------------------------------------------------------------------------------------------------------------------------------
                           Total Liabilities and Shareholders' Equity                                $ 698,772         $   695,258
===================================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.


Vista Bancorp, Inc. and Subsidiaries
-------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                                   Three Months Ended September 30,  Nine,Months Ended September 30,
Amounts in Thousands (except per share and share data)                     2001          2000             2001          2000
------------------------------------------------------------------------------------------------------------------------------------
Interest Income:

     Interest and fees on loans                                            $ 8,767       $ 9,555        $ 27,218      $ 27,282
     Interest on federal funds sold                                            172           170             781           345
     Interest on short-term investments                                         50            24             102            51
     Interest on securities:
          Taxable                                                            2,589         2,586           7,812         8,017
          Nontaxable                                                           419           481           1,231         1,509
------------------------------------------------------------------------------------------------------------------------------------
              Total Interest Income                                         11,997        12,816          37,144        37,204
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:

     Interest on deposits                                                    4,742         5,708          15,844        16,087
     Interest on borrowed funds                                                315           508           1,014         1,399
     Interest on long-term debt                                                189           210             600           590
------------------------------------------------------------------------------------------------------------------------------------
              Total Interest Expense                                         5,246         6,426          17,458        18,076
------------------------------------------------------------------------------------------------------------------------------------
                    Net Interest Income                                      6,751         6,390          19,686        19,128
------------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                      225           315             675           947
------------------------------------------------------------------------------------------------------------------------------------
                    Net Interest Income after Provision for Loan Losses      6,526         6,075          19,011        18,181
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:

     Service charges on deposit accounts                                       629           551           1,743         1,647
     Other service charges                                                     306           250             901           758
     Net gains on sales of SBA loans                                            69           107             111           272
     Net gains (losses) on sales of securities                                  85             -             260          (222)
     Trust and Asset Management Revenues                                       113            79             306           255
     Income on Life Insurance                                                  154             -             154             -
     Other income                                                               97           121             313           362
------------------------------------------------------------------------------------------------------------------------------------
              Total Noninterest Income                                       1,453         1,108           3,788         3,072
------------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:

     Salaries and benefits                                                   2,468         2,289           7,141         6,741
     Occupancy expense                                                         506           502           1,550         1,486
     Furniture and equipment expense                                           662           643           1,976         1,832
     Marketing expense                                                         225           245             642           611
     Unification related expenses                                                -           319               -           319
     Other expense                                                             971           857           3,088         2,848
------------------------------------------------------------------------------------------------------------------------------------
              Total Noninterest Expense                                      4,832         4,855          14,397        13,837
------------------------------------------------------------------------------------------------------------------------------------
                  Income Before Provision for Income Taxes                   3,147         2,328           8,402         7,416
------------------------------------------------------------------------------------------------------------------------------------

Provision for Income Taxes                                                     952           656           2,462         2,254
------------------------------------------------------------------------------------------------------------------------------------
                    Net Income                                             $ 2,195       $ 1,672         $ 5,940       $ 5,162
------------------------------------------------------------------------------------------------------------------------------------

                    Basic and Diluted Earnings per Share                   $  0.41       $  0.31         $  1.11       $  0.97
------------------------------------------------------------------------------------------------------------------------------------

                    Weighted Average Number of Common Shares Outstanding 5,301,609     5,352,033       5,332,494     5,330,710
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.

                                        4


VISTA BANCORP, INC. AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Nine Months Ended September 30, 2000 and 2001

                                                                                                         Accumulated
                                                                                                            Other         Total
Amounts in Thousands                         Shares      Common      Paid-in      Retained   Treasury   Comprehensive  Shareholders'
(except per share and share data)            Issued      Stock       Capital      Earnings     Stock    Income (Loss)    Equity
====================================================================================================================================
Balance, December 31, 1999                  4,819,002    $ 2,409    $ 26,674      $ 20,213     $ -        $ (5,336)     $ 43,960

   Comprehensive Income:
      Net income - 2000                             -          -           -         5,162       -               -         5,162
      Other comprehensive income, net of
         income taxes
         Net unrealized appreciation in the
         fair value of securities available
         for sale                                   -          -           -             -       -           2,454         2,454
                                                                                                                           -----
   Comprehensive Income:                                                                                                   7,616

   Cash dividends - $.41 per share                  -          -           -        (2,198)      -               -        (2,198)

   Net proceeds from
      issuance of common stock                 52,905         30         830             -       -               -           860

   5% Stock dividend                          241,055        121       3,525        (3,653)      -               -            (7)

   Purchase of treasury stock                   8,000          -           -             -    (128)              -          (128)

   Retirement of treasury stock                (8,000)        (4)       (124)            -     128               -             -

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000  (Unaudited)    5,112,962    $ 2,556    $ 30,905      $ 19,524     $ -        $ (2,882)     $ 50,103
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other         Total
Amounts in Thousands                         Shares       Common      Paid-in     Retained    Treasury  Comprehensive  Shareholders'
(except per share and share data)            Issued       Stock       Capital     Earnings      Stock       Income        Equity
====================================================================================================================================
Balance, December 31, 2000                  5,107,845    $ 2,554    $ 30,782      $ 20,607       $ -         $ 28         $ 53,971

   Comprehensive Income:
      Net income - 2001                             -          -           -         5,940         -            -            5,940
      Other comprehensive income, net of
         income taxes
         Net unrealized appreciation in the
         fair value of securities available
         for sale                                   -          -           -             -         -        3,388            3,388
                                                                                                                             -----
   Comprehensive Income:                                                                                                     9,328

   Cash dividends - $.46 per share                  -          -           -        (2,467)        -            -           (2,467)

   Net proceeds from
      issuance of common stock                 50,603         26         953             -         -            -              979

   5% Stock dividend                          254,523        127       5,383        (5,516)        -            -               (6)

   Purchase of treasury stock                 (79,800)         -           -             -    (2,143)           -           (2,143)

   Retirement of treasury stock               (28,100)       (14)       (532)            -       546            -                -

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001  (Unaudited)    5,305,071    $ 2,693    $ 36,586      $ 18,564  $ (1,597)     $ 3,416         $ 59,662
====================================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.

                                        5


VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands
(Unaudited)
                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               2001                   2000
                                                                                         ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
         NET INCOME                                                                         $ 5,940                $ 5,162
         ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:
                DEPRECIATION AND AMORTIZATION                                                   857                    741
                PROVISION FOR LOAN LOSSES                                                       675                    947
                DECREASE IN ACCRUED INTEREST RECEIVABLE                                         433                     35
                DECREASE IN ACCRUED INTEREST PAYABLE                                           (341)                  (303)
                NET CHANGE IN OTHER ASSETS AND OTHER LIABILITIES                                (57)                (1,316)
                NET AMORTIZATION ON SECURITIES                                                   52                     43
                NET  (GAINS) LOSSES ON SALES OF SECURITIES                                     (260)                   222
                NET GAINS ON SALES OF LOANS                                                    (111)                  (272)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES                      7,188                  5,259
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                           29,577                 16,783
         PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                27,909                 23,073
         PURCHASES OF SECURITIES AVAILABLE FOR SALE                                         (56,465)               (21,986)
         NET DECREASE (INCREASE) IN LOANS                                                    18,432                (46,569)
         PROCEEDS FROM SALES OF LOANS                                                         1,886                  9,244
         NET CAPITAL EXPENDITURES                                                              (798)                (1,603)
         PURCHASE OF CASH SURRENDER VALUE OF LIFE INSURANCE                                 (14,154)                     -
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY (USED FOR)  INVESTING ACTIVITIES          6,387                (21,058)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         NET INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS                              24,920                 (3,534)
         NET (DECREASE) INCREASE IN TIME DEPOSITS                                           (30,589)                30,540
         NET INCREASE IN BORROWED FUNDS                                                         979                  4,035
         NET INCREASE IN LONG-TERM DEBT                                                       2,500                  4,000
         NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             979                    860
         NET TREASURY STOCK TRANSACTIONS                                                     (2,143)                  (128)
         CASH DIVIDENDS PAID                                                                 (2,467)                (2,198)
         CASH IN LIEU OF FRACTIONAL SHARES                                                       (6)                    (7)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (5,827)                33,568
------------------------------------------------------------------------------------------------------------------------------------

                                   NET INCREASE IN CASH AND CASH EQUIVALENTS                  7,748                 17,769
                                   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            37,769                 29,397
------------------------------------------------------------------------------------------------------------------------------------
                                   CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 45,517               $ 47,166
====================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         INTEREST PAID                                                                     $ 17,799               $ 18,379
         INCOME TAXES PAID                                                                    1,617                  2,710

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING ACTIVITIES:
         TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED                                        151                    244


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.


VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

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

       Results of operations for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  Recently Issued Accounting Standards

       In October 2001, the Financial Accounting Standards Board issued FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 supersedes FASB Statement 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" but retains many of the fundamental provisions of that statement. This statement is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted. Adoption of SFAS 144 is not expected to have a material impact on Vista.

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

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, we are required to:
o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be classified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.
o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly. o Write-off any remaining negative goodwill.

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

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

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

NOTE 4.  Other Comprehensive Income

       Vista held securities classified as available for sale, which experienced net unrealized pre-tax appreciation in value of $4.647 million during the nine months ended September 30, 2001 compared to net unrealized pre-tax appreciation in value of $3.391 million one year ago. In accordance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

For the nine months ended September 30, 2001:


(Amounts in thousands)                                           Before-Tax         Tax            Net-of-Tax
                                                                   Amount                            Amount

Unrealized gains on securities:
     Unrealized holding gains arising during period                $  4,907       $  1,329        $  3,578
     Less: reclassification adjustment for gains realized in
           net  income                                                  260             70             190
Net unrealized gain                                            ------------------------------------------------
Other comprehensive income                                            4,647          1,259           3,388
                                                               ------------------------------------------------
                                                                   $  4,647       $  1,259        $  3,388
                                                               ================================================


For the nine months ended September 30, 2000:

(Amounts in thousands)                                           Before-Tax        Tax             Net-of-Tax
                                                                   Amount        (Benefit)            Amount
Unrealized gains on securities:
     Unrealized holding gains arising during period               $  3,169          $   874            $ 2,295
     Less: reclassification adjustment for losses realized
     in net  income                                                   (222)             (63)              (159)
                                                               ------------------------------------------------
Net unrealized gain                                                  3,391              937              2,454
                                                               ------------------------------------------------
Other comprehensive income                                        $  3,391          $   937            $ 2,454
                                                               ================================================

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

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

RECENT DEVELOPMENTS

       During the quarter, we completed the acquisition of $8 million in deposits and certain loans of the Sovereign Bank office located at 117 Main Street in Flemington, New Jersey. All deposits and acquired loans were transferred to Vista's Flemington Office at 309 Highway 202, Flemington, New Jersey.

       During October, we established a new avenue for improved customer service. Our new customer service center will have customer telephone representatives dedicated exclusively to handling incoming customer phone inquiries; thereby, allowing branch personnel to devote their undivided attention to "one on one" customer sales and service.

       We plan to open our sixteenth full-service office in the Greenwich Station Mall, Greenwich Township, New Jersey in November 2001. In addition to a full-service lobby, the branch will have safe deposit box facilities, drive-up tellers and 24-hour ATM banking.


RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

EARNINGS SUMMARY

Net income for the quarter ended September 30, 2001 reached a record $2.19 million on higher net interest income, strong fee income, a lower provision for loan losses and controlled operating costs. These results produced a 16 percent increase over the $1.89 million in net income earned during the third quarter of 2000 which excludes a non-recurring charge of $319 thousand, $218 thousand net of tax, for the unification of our two bank subsidiaries into Vista Bank, N.A. The quarterly highlights below have been adjusted for the unification expenses of a year ago:

       o Net income increased 16 percent to $2.19 million from $1.89 million a year ago.
       o Diluted earnings per share increased to $.41 from $.35 (adjusted for the 5 percent stock dividend).
       o Return on average assets improved to 1.26 percent from 1.09 percent. o Return on average equity increased to 15.72 percent from 14.43 percent.

       These performance highlights illustrate the success of merging our two subsidiary banks, Phillipsburg National Bank and Trust and Twin Rivers Community Bank in August 2000.

       This performance came on the back-drop of a weakened economy, a lower interest rate environment and soft loan demand. During the quarter, the Federal Reserve continued to lower

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

interest rates in an attempt to avert a recession. We are in the midst of a challenging economic environment, particularly following the tragic events of September 11, 2001, with limited capital investment, heightened corporate earnings warnings and accelerated layoffs. In response to this economic environment, management continued to pursue the following strategies to maintain earnings and earnings per share growth:

       o Reducing our cost of funding asset growth by lowering the rates paid on savings, money market and time deposits.
       o Implementing cost control strategies to contain expense growth in a weakened business climate.
       o Focusing on growing fee income sources and minimizing our reliance on spread income.
       o Investing excess liquidity.

Earnings highlights for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 (adjusted for the unification charge) include:

       o   Net income increased 10 percent to $5.94 million from $5.38 million.

       o Diluted earnings per share increased to $1.11 from $1.01 (adjusted for the 5 percent stock dividend).

       o   Return on average assets improved to 1.15 percent from 1.06 percent.

       o Return on average equity equaled 14.50 percent compared to 14.15 percent.

       Net income for the nine-months ended September 30, 2001 was driven by strong noninterest income, higher net interest income, gains on security sales compared to losses in 2000 and a lower provision for loan loss. These revenue gains combined to offset higher operating expenses which included $212 thousand in expenses related to the proxy contest.

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

NET INTEREST INCOME

       Tax-equivalent net interest income increased to $6.96 million for the quarter ended September 30, 2001 compared to $6.62 million a year ago, on a wider net interest margin that expanded to 4.23 percent from 4.00 percent, offset in part by a lower level of interest-earning

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

assets. On a linked-quarter basis, the net interest margin expanded 12 basis points from 4.11 percent during the second quarter 2001.

       During the quarter we continued to lower deposit rates in response to Federal Reserve rate reductions and lower market rates on loans and investments. As a result, the cost of funding our earning assets dropped by 38 basis points to 3.18 percent while our yield on earning assets fell only 27 basis points to
7.41 percent thus strengthening our margin compared to the second quarter. We believe our margin will begin to come under pressure as the rate cuts begin to impact consumer borrowing rates, which will increase prepayment levels and begin to push down yields on loans and investment securities.

       For the first nine months of 2001, tax equivalent net interest income increased $423 thousand to $20.3 million compared to the prior year, while average interest earning assets increased $12.1 million. The tax equivalent net interest margin remained stable at 4.11 percent compared to 4.10 percent a year ago as net interest income grew on a larger earning asset base despite a volatile interest rate environment.

       Our yield on earning assets declined 17 basis points to 7.65 percent for the first nine months of 2001 compared to 7.82 percent in 2000, despite eight Federal Reserve rate reductions totaling 350 basis points through September 30, 2001. Each Federal Reserve rate decrease resulted in an immediate re-pricing of our prime-based loans; however, we were able to minimize the impact of these reductions due to our balance sheet mix which emphasizes real estate based lending that is less susceptible to market rate changes.

       The cost of funding our earning assets decreased 18 basis points to 3.54 percent in 2001 compared to a year ago. We realized cost reductions in our interest-bearing checking, savings and large dollar time deposit categories which were partially offset by the higher cost of time deposits less than $100 thousand, year over year. The costs of our time deposits less than $100 thousand increased during 2000 due to higher market interest rates and customers shifting money market and savings balances into higher yielding certificates of deposit
(CDs). Also, unification-related deposit promotions in the third quarter contributed to this higher cost of funds. A large number of these unification CDs matured and re-priced lower during the third quarter 2001 and contributed to the expansion of our net interest margin.

       Average interest earning assets increased $12.1 million to $660 million due to growth in commercial loans during 2000. The challenging economic and yield curve conditions during the first nine months of 2001 have limited our lending opportunities this year. Consequently, since year-end 2000, short-term investments have increased as excess liquidity is invested until re-deployed into higher yielding loans or securities. Also, our funding mix has improved since year-end with growth in checking and savings balances and a shift away from time deposits and Federal Home Loan Bank advance funding.

       The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended September 30, 2001 and 2000, are also reflected.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

       The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

VISTA BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE RATES (TAX-EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                   2001                                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            Average                  Average      Average                   Average
                                                           Balances     Interest      Rates       Balances     Interest      Rates
Amounts in Thousands (except percentages)                                 (1)          (2)                       (1)          (2)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and securities purchased
   under agreements to resell                              $ 23,157      $ 781         4.51%       $ 7,292      $ 345        6.32%
Short-term investments                                        3,775        102         3.61%         1,174         51        5.80%
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL SHORT-TERM INVESTMENTS                              26,932        883         4.38%         8,466        396        6.25%
------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                               7,745        328         5.66%         8,531        370        5.79%
  U.S. Government agencies and corporations                 120,060      5,980         6.66%       126,179      6,384        6.76%
  States and other political subdivisions (3)                32,350      1,607         6.64%        39,637      2,013        6.78%
  Other                                                      32,190      1,688         7.01%        27,903      1,451        6.95%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL SECURITIES                                          192,345      9,603         6.68%       202,250     10,218        6.75%
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income: (4)
  Mortgage                                                  125,516      7,170         7.64%       133,861      7,636        7.62%
  Commercial (3)                                            211,710     13,844         8.74%       194,518     13,087        8.99%
  Consumer                                                  103,538      6,261         8.08%       108,862      6,619        8.12%
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL LOANS                                                440,764     27,275         8.27%       437,241     27,342        8.35%
------------------------------------------------------------------------------------------------------------------------------------
 TOTAL INTEREST-EARNING ASSETS                              660,041     37,761         7.65%       647,957     37,956        7.82%
------------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                      18,267                                 21,791
Allowance for loan losses                                    (6,348)                                (5,679)
Other assets                                                 20,363                                 15,787
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST-EARNING ASSETS                           32,282                                 31,899
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                             $692,323                              $ 679,856
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Demand                                                   $104,069    $ 1,242         1.60%     $  93,506    $ 1,247        1.78%
  Savings                                                   135,999      2,741         2.69%       138,132      3,106        3.00%
  Time                                                      225,511      9,511         5.64%       225,309      9,341        5.54%
  Time deposits $100,000 and over                            55,576      2,350         5.65%        54,863      2,393        5.83%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING DEPOSITS                           521,155     15,844         4.06%       511,810     16,087        4.20%
------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                             32,370      1,014         4.19%        35,884      1,399        5.21%
  Long-term debt                                             12,782        600         6.28%        12,489        590        6.31%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL BORROWED FUNDS AND LONG-TERM DEBT                    45,152      1,614         4.78%        48,373      1,989        5.49%
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL INTEREST-BEARING LIABILITIES                        566,307     17,458         4.12%       560,183     18,076        4.31%
------------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing demand deposits                          67,546                                 64,877
Other liabilities                                             3,713                                  4,003
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL NONINTEREST-BEARING LIABILITIES                      71,259                                 68,880
------------------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity                                         54,758                                 50,793
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $692,324                              $ 679,856
====================================================================================================================================

Interest Income/Earning Assets                                          37,761         7.65%                   37,956        7.82%
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                         17,458         3.54%                   18,076        3.72%
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                    $ 20,303         4.11%                 $ 19,880        4.10%
====================================================================================================================================
       (1) Interest on loans includes fee income.
       (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
       (3) Tax-equivalent adjustments were $402 thousand for 2001 and $519 thousand for 2000.
       (4) Includes nonaccrual loans.
       (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.


VISTA BANCORP, INC. AND SUBSIDIARIES


VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
------------------------------------------------------------------------------------------------------------------------------------
(Unaudited)

                                                                                           Nine Months Ended September 30,
                                                                                                   2001 vs. 2000
                                                                                ----------------------------------------------------
                                                                                                          Increase (Decrease)
                                                                                                          Due to Changes in:
                                                                                ----------------------------------------------------
                                                                                   Total               Average            Average
Amounts in Thousands                                                             Change(1)              Volume             Rate
====================================================================================================================================
Interest Income:
Federal funds sold                                                              $     436           $     561           $     (125)
Short-term investments                                                                 51                  76                  (25)
------------------------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                                    487                 637                 (150)
------------------------------------------------------------------------------------------------------------------------------------

Securities:
  U.S. Treasury                                                                       (42)                (33)                  (9)
  U.S. Government agencies and corporations                                          (404)               (305)                 (99)
  States and other political subdivisions                                            (406)               (363)                 (43)
  Other                                                                               237                 225                   12
------------------------------------------------------------------------------------------------------------------------------------
      Total Securities                                                               (615)               (476)                (139)
------------------------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income:  (2)
  Mortgage                                                                           (466)               (477)                  11
  Commercial                                                                          757               1,132                 (375)
  Consumer                                                                           (358)               (322)                 (36)
------------------------------------------------------------------------------------------------------------------------------------
      Total Loans                                                                     (67)                333                 (400)
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                                      (195)                494                 (689)
------------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
  Demand                                                                               (5)                133                 (138)
  Savings                                                                            (365)                (47)                (318)
  Time                                                                                170                   8                  162
  Time deposits $100,000 and over                                                     (43)                 31                  (74)
------------------------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                                (243)                125                 (368)
------------------------------------------------------------------------------------------------------------------------------------

  Borrowed funds                                                                     (385)               (128)                (257)
  Long-term debt                                                                       10                  14                   (4)
------------------------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                        (375)               (114)                (261)
------------------------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                     (618)                 11                 (629)
------------------------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                       $     423           $     483           $      (60)
====================================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2) Includes nonaccrual loans.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

NONINTEREST INCOME

       Total noninterest income increased 31 percent to $1.45 million for the quarter-ended September 30, 2001 compared to $1.11 million a year ago. Excluding gains on the sales of securities and SBA loans, noninterest income increased 30 percent to $1.3 million from $1.0 million reflecting the second consecutive quarter of increased noninterest income.

       During the quarter, we recognized $85 thousand in security gains on the sale of $6.1 million in U.S. Government Obligations. We sold these securities in response to favorable Treasury yield curve conditions. There were no gains or losses recognized during the comparable quarter in 2000.

       Gains on the sale of SBA loans declined to $69 thousand from $107 thousand recognized during the third quarter 2000. This decline was due the recognition of a gain on the sale of a portion of our unguaranteed SBA loan portfolio during the third quarter 2000.

       In August 2001, Vista, as part of its reinvestment strategy, purchased bank owned life insurance ("BOLI") with a cash surrender value of $14 million. The purchase was funded by overnight liquid investments. BOLI involves the purchase of life insurance on a chosen group of employees. Vista pays all premiums and is the owner and beneficiary of the policies. This pool of insurance is profitable to Vista due to the unique tax advantages of life insurance. This profitability is used to offset or finance all or a portion of future benefit cost increases. Vista records noninterest income based on appreciation in the cash surrender value which is included in other assets. For the quarter ended September 30, 2001, Vista recognized $154 thousand in earnings from this transaction.

       Other factors contributing to the growth in quarterly noninterest income included:

       o Increased levels of fees assessed to customers for nonsufficient funds paid on checking accounts (NSF fees).
       o Higher levels of electronic access fees and debit card interchange fees on increased transaction volume.
       o Increased Trust Department revenue due to the collection of estate fees.
       o Strong mortgage origination fees due to increased refinancing activity as borrowers consolidated their debt levels in response to a weakened economy.

       For the nine-months ended September 30, 2001, noninterest income increased 23 percent to $3.8 million from $3.1 million a year ago due primarily to $260 thousand in security gains compared to $222 thousand in losses recognized a year ago. Excluding the impact of security and SBA loan sales, noninterest income increased 13 percent to $3.4 million.

       In response to the challenging economic environment we have seen during the first nine months of 2001, we repositioned a portion of our investment portfolio to compensate for weak loan demand. During the first quarter, we sold a combination of low balance high yield mortgage-backed securities, tax-exempt investments, and several corporate bonds for credit quality concerns. These transactions reduced prepayment and re-investment risk in our portfolio

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

in response to the declining interest rate environment of 2001. During the second and third quarters we sold fixed rate - fixed term investment securities consisting mainly of Treasuries, U.S. Agency Debt and Corporate Bonds. The securities were sold in response to a steepening yield curve with most of the proceeds reinvested into current coupon mortgage securities with better cash flow characteristics and structure for potential change in market conditions. During 2000, security losses were recognized in order to reinvest the proceeds into higher yielding assets at the time.

       In addition to the security gains recognized during the nine months ended September 30, 2001, income on bank owned life insurance, strong mortgage origination fees, higher NSF fees and increased debit card interchange income offset the effects of deferring annual ATM user fees. SBA loan sales declined from a year ago due to the recognition in 2000 of a gain on the sale of a portion of the unguaranteed SBA loan portfolio as well as lower demand in a weakened economy.

NONINTEREST EXPENSE

       Total noninterest expense fell slightly to $4.83 million for the quarter-ended September 30, 2001 from $4.86 million in the comparable quarter in 2000 and $4.85 million in the second quarter 2001. Excluding the $319 thousand in costs related to the unification of our two subsidiary banks during the third quarter 2000, noninterest expense increased 6 percent to $4.83 million from an adjusted $4.54 million.

       The increase in operating expenses was due to higher salary and benefit expenses attributed to higher incentive compensation accruals and lower pension income. Occupancy expenses were flat compared to a year ago. Furniture and equipment expenses increased on higher depreciation and equipment expenses related to equipping the Operations Center which we opened in 2000. Other expenses during the quarter increased due to a valuation adjustment on properties acquired through foreclosure and volume driven ATM and debit card expenses.

       For the nine months ended September 30, 2001, total noninterest expense increased 4 percent to $14.4 million compared to $13.8 million in 2000. Excluding last year's unification expenses, noninterest expense increased 7 percent. The majority of our expense increase year over year was related to the technology and operations center which we opened during May of 2000. This new location increased occupancy lease expenses and furniture and equipment expenses.

       In addition to the expenses related to our new technology and operations center, we incurred higher salary and benefits and other operating expenses. Salary and benefits expense increased due to higher salaries, lower pension income accruals and higher incentive compensation accruals. Other operating expenses increased due to costs associated with defense in a proxy contest, volume driven ATM and debit card usage fees, and online banking costs.

       We continue to incur expenses related to the defense in a proxy contest. A committee calling itself, "The Committee to Preserve Shareholder Value" proposed a slate of three independent directors for election at the Company's 2001 Annual Meeting of Shareholders held

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

on April 26, 2001. Vista's incumbent directors were chosen by a decisive margin and were re-elected to serve for a 3-year term by approximately 80 percent of the votes cast. Vista filed a Form 8-K with the SEC announcing the voting results on April 27, 2001. Expenses incurred in fighting this proxy contest totaled $212 thousand through September 30, 2001 and included legal fees and proxy solicitation fees.

       We monitor two benchmarks in evaluating our ability to grow the franchise while effectively controlling expenses. Each of these benchmarks has been adjusted to exclude the one-time nonrecurring expenses related to the unification of our subsidiary banks. One benchmark, which considers noninterest expense as a percent of average assets, equaled 2.78 percent for the nine months ended September 30, 2001 compared to 2.66 percent a year ago. Second, the efficiency ratio which measures the cost of generating one incremental dollar of revenue, equaled 60.41 percent compared to 58.33 percent a year ago. Excluding expenses related to the proxy contest, noninterest expense as a percent of average assets equaled 2.74 percent while our efficiency ratio equaled 59.52 percent. Expense growth during the nine month period exceeded asset growth which in-turn accounted for the adverse year over year comparison.

       The provision for income taxes increased 9 percent to $2.46 million for the first nine months of 2001 on higher levels of pre-tax income. Our effective tax rate fell to 29.3 percent for the nine months ended September 30, 2001 from
30.4 percent for 2000 due to refunds received from the amended filing of prior years' federal income tax returns during the first quarter 2001.

FINANCIAL CONDITION - SEPTEMBER 30, 2001 VERSUS DECEMBER 31, 2000

       Total consolidated assets equaled $698.8 million at September 30, 2001, an increase of $3.5 million from December 31, 2000.

       Weakened economic conditions throughout the first nine months of 2001 have resulted in soft loan demand and reduced reinvestment opportunities; however, we have a very strong core deposit basis and have seen a favorable deposit mix shift which has stabilized our net interest margin and earnings power.

       Total loans declined $20.6 million from year-end levels to $430.8 million. The decline consisted of a $10.6 million reduction in consumer loans and a $9.3 million decline in mortgages; while commercial loans remained relatively unchanged. The consumer portfolio continues to experience high prepayment rates in the indirect auto portfolio which we have allowed to decline $8.8 million since year-end, as competitive rates did not compensate for the risks incurred. Mortgage loan balances fell as expected as we maintained a strategy of originating loans for third parties for a fee rather than placing these low-rate loans in our portfolio. Commercial demand remained low as the business environment remains uncertain.

       Total deposits declined $5.7 million from year-end as we implemented a strategy of aggressively lowering time deposit rates which resulted in the $30.6 million decline in these rate sensitive deposits since year-end 2000. A lower market rate environment and a weakened economy have resulted in an improved deposit mix as we have seen growth in core checking and savings accounts partially offsetting the reduction in time deposits.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

       The net cash flow from loans and deposits funded the investment in bank owned life insurance, securities available for sale and short-term investments. In August, we purchased $14 million in bank owned life insurance to offset rising employee benefits costs. This asset is classified under "Other Assets" on the Consolidated Balance Sheets. Due to limited reinvestment opportunities, we continue to maintain excess liquidity in overnight fed funds and short-term investments until favorable economic conditions return.

       Total capital increased to $59.7 million at September 30, 2001 compared to $54.0 million at December 31, 2000. Net income of $5.9 million, plus capital flows from Vista's stock plans combined to fund the cash dividends and stock repurchase program. A lower market interest rate environment compared to December 31, 2000 accounted for the appreciation in value of our available for sale security portfolio which flows through shareholders equity on a tax-effected basis. The ratio of shareholders' equity to assets strengthened to
8.54 percent at September 30, 2001 compared to 7.76 percent at year-end 2000.

ASSET QUALITY

       Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), decreased to $3.3 million at September 30, 2001 from $4.1 million at the end of 2000. The decrease from the year-end 2000 was due to loan payoffs and borrowers bringing their loans current as to principal and interest. OREO decreased $72 thousand to $632 thousand due to a $70 thousand valuation write down during the quarter while the liquidation and sale of foreclosed properties has offset the addition of new loans to OREO during the year. Despite the challenging economic environment, non-performing assets equaled less than one percent of total loans and OREO at September 30, 2001 and December 31, 2000.

       Non-performing loans decreased 21 percent to $2.7 million at September 30, 2001 compared to $3.4 million at December 31, 2000. Mortgage and consumer non-performing loans decreased from year-end and represented 33 percent and 15 percent of the total, respectively. Commercial loans increased 8 percent from year-end and represented 52 percent of total non-performing loans.


Amounts in Thousands                             September 30, 2001    December 31, 2000    September 30, 2000
--------------------                             ------------------    -----------------    ------------------
Non-performing loans                                       $2,692             $3,369               $3,209
Other real estate owned                                       632                704                  229
                                                           ------             ------               ------
Total non-performing assets                                $3,324             $4,073               $3,438

Loans past due 90 days and on accrual status               $    0             $   11               $    0

       IMPAIRED LOANS

       A loan is considered impaired when, after we have considered current information and events, it is probable that we will be unable to collect all amounts, including principal and interest, according to the contractual terms of the loan agreement. We consider the following in identifying impaired loans:

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

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

       Generally, when a loan becomes impaired, interest stops accruing and any previously accrued but unpaid interest on the loan is reversed in the current period. When it is doubtful that we will collect the remaining recorded investment, any interest received is applied first against the recorded investment until paid in full, second as a recovery to the allowance up to any previously charged off amounts on the impaired loan, and third as interest revenue. When we deem it highly likely that we will collect the remaining recorded investment, interest revenue is recorded on a cash basis as payments are received.

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

       At September 30, 2001, total impaired loans equaled $3.5 million, of which $2.7 million are non-performing loans. Impaired loans decreased $1.5 million from year-end 2000 due to the sale, payoff or transfer to OREO and the removal of several loans from impaired status since they are paying according to the contractual terms and are no longer deemed impaired. A total specific reserve allocation of $242 thousand has been established for all impaired loans.

ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses increased to $6.4 million or 1.49 percent of total loans at September 30, 2001 from $6.2 million or 1.37 percent of total loans at December 31, 2000. The allowance increased due to a provision for loan loss of $675 thousand less charge-offs, net of recoveries, totaling $404 thousand.

       The provision for loan losses decreased $272 thousand or 29 percent to $675 thousand for the first nine months of 2001 compared to a year ago. We reduced the loan loss provision due to lower levels of loan growth, historically low net charge-offs, non-performing assets to total loans less than one percent, and our belief in the adequacy of the loan loss reserve.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

       The reserve for loan losses increased $53 thousand over the second quarter 2001, due to a provision for loan loss of $225 thousand less charge-offs, net of recoveries, totaling $172 thousand. Charge-offs during the quarter consisted primarily of indirect auto loans and residential mortgages.

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

       Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                      For The Nine Months
                                                      Ended September 30,
         Amounts in Thousands                        2001            2000
         --------------------                        ----            ----

         Average loans outstanding               $440,764        $437,241
         Total loans at end of period             430,816         447,936

         Allowance for loan losses:
           Balance at beginning of period           6,166           5,266
               Charge-offs:
                  Commercial                           76              67

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

                   Real estate - mortgage             196              34
                   Installment                        260             166
                                                     ----            ----
                      Total charge-offs               532             267
               Recoveries:
                   Commercial                          86              36
                   Real estate - mortgage               1               1
                   Installment                         41              40
                                                      ---             ---
                      Total recoveries                128              77
                                                     ----             ---
                 Net charge-offs:                     404             190
               Provision for loan losses              675             947
                                                     ----            ----
           Balance at end of period                $6,437          $6,023

         Net charge-offs as a percent of average     0.09%           0.04%
           loans outstanding during period
         Allowance for loan losses as a percent      1.49%           1.34%
           of total loans


LIQUIDITY

       At September 30, 2001, cash and cash equivalents equaled $45.5 million representing an increase of $7.7 million from the $37.8 million in cash and cash equivalents at December 31, 2000.

       Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. During the nine-months ended September 30, 2001, the $7.7 million increase in cash and cash equivalents was due to $13.5 million provided by operating and investing activities, while $5.8 million was used by financing activities.

       Net cash provided by operating activities equaled $7.2 million and consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

       Net cash provided by investing activities totaled $6.3 million. This consisted of $18.4 million in cash flow from our loan portfolio plus $1.9 million in proceeds from loan sales and $1.0 million in net security transactions. These cash flows offset the $14.2 million purchase of cash surrender value of life insurance and $800 thousand in net capital expenditures.

       Net cash used by financing activities totaled $5.8 million. During the nine-months ended September 30, 2001, there was a $5.7 million net outflow of deposits as time deposit balances declined $30.6 million and offset the $24.9 million increase in core checking and savings account balances. Other financing activities included increased long-term and short-term debt and proceeds from the issuance of common stock which were offset by cash dividends paid and share repurchases.

CAPITAL RESOURCES

       Total shareholders' equity increased $5.7 million to $59.7 million at September 30, 2001 from $54.0 million at December 31, 2000. Changes in shareholders' equity included:

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

       o   $5.9 million in net income,
       o $3.4 million appreciation in the market value of securities available for sale (after-taxes),
       o   $979 thousand in proceeds from the issuance of common stock,
       o   $2.5 million in cash dividends paid, and
       o   $2.1 million in share repurchases.

       Our dividend pay out ratio equaled 41.52 percent for the nine months ended September 30, 2001 and 42.58 percent for 2000.

       At September 30, 2001, a $3.4 million unrealized after tax gain existed in our available for sale security portfolio compared to a $28 thousand unrealized after tax gain at December 31, 2000. The portfolio's market value appreciated during the first nine months of 2001 due to the lower absolute level of market interest rates at September 30, 2001 compared to year-end.

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

       During the second quarter 2001, Vista announced that its Board of Directors had authorized a new 275,000 share repurchase program for approximately 5 percent of the company's outstanding shares. These purchases will be conducted in accordance with Rule 10b-18 from time to time in open market transactions at the discretion of management and stock availability. Through October 18, 2001, 79,800 shares were purchased for $1.6 million at an average price of $20.01 per share.

       Vista maintained a Tier I risk-based capital ratio of 11.66 percent and a total risk-based capital ratio of 12.91 percent at September 30, 2001, compared to 11.83 percent and 13.08 percent, respectively, at December 31, 2000. Vista maintained a leverage capital ratio of 7.76 percent at September 30, 2001 and
7.74 percent at December 31, 2000.

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

         ITEM 2.  Changes in Securities                       Not Applicable

         ITEM 3.  Defaults Upon Senior Securities             Not Applicable

         ITEM 4.  Submission of Matters to a Vote of          Not Applicable
                        Security Holders


         ITEM 5.  Other Information                           Not Applicable

         ITEM 6.  Exhibits and Reports on form 8-K

                  (a) Exhibits required by Item 601 of Regulation S-K:

                            Exhibit Number         Description of Exhibit
                            --------------        -------------------------
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

                  (b) Reports on Form 8-K         Not Applicable

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

       Item Number       Description               Page Number
       -----------       -----------               -----------

         10              Severance Agreements           26

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

                               SEVERANCE AGREEMENT


       THIS SEVERANCE AGREEMENT (the "Agreement") made as of the twentieth day of September, 2001 (the "Commencement Date") between Vista Bancorp, Inc., a corporation duly organized under the laws of the State of New Jersey, with offices at 305 Roseberry Street, Phillipsburg, New Jersey 08865 ("Vista" or the Company"), and Barbara Harding residing at 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "Employee").

       WHEREAS, the Employee has been a loyal and long-term employee of Vista or a related entity for many years; and

       WHEREAS, Vista wishes to provide the Employee with the comfort of knowing that if the Employee loses his or her position with Vista, or any related entities, as a result of any involuntary termination or upon a "change in control", the Employee will be entitled to receive a severance benefit; and

       WHEREAS, the Employee acknowledges that the Company does not maintain any severance programs as defined under the Employee Retirement Income Security Act of 1974 ("ERISA").

       NOW, THEREFORE, the parties agree, intending to be legally bound, as follows:

1. DEFINITIONS. For purposes of this Agreement, the following words and phrases shall be defined as follows:

       a. "BASE COMPENSATION " shall mean the base salary which is payable on a regular basis to the Employee, including the last full calendar year's bonus and taxable fringe benefits.

       b. "CAUSE" shall include, but not be limited to, any false statement that was intentionally or negligently made, contained in any corporate records; the commission by the Employee of any crime or fraud against the Company or its property, or any crime involving moral turpitude or reasonably likely to bring discredit upon the Company; and any violation of the Company's operating policies.

       c. "CHANGE IN CONTROL" shall mean: (i) the acquisition of ownership of stock of the Company, by any person (including, without limitation, a corporation, trust, partnership, joint venture, limited liability company (a "Person") or by any group of Persons), whether directly, indirectly, beneficially or of record, which acquisition, together with stock held by such person or group, represents more than 50% of the total voting power of all outstanding stock of the Company (provided that no Change in Control shall occur under this subparagraph (i) if the Person acquiring any additional stock already possessed more than 50% of the total fair market voting power of the stock of the Company);
              (ii) any merger or

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

              consolidation of the Company which the stockholders of the Company before such merger or consolidation do not, as a result of the merger or consolidation, own at least 50% of the merger or consolidation; or (iii) any nomination and election of 50% or more of all members of the Board of Directors of the Company that occurs at any three consecutive meetings of the shareholders, whose election is without the recommendation of the Board. "Change in Control" shall not include the acquisition of the Company's stock by any Company employee benefit plans or any actions by the members of the Board of Directors, when acting as the Board of Directors.

       d. "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

       e. "TERMINATION DATE" shall mean the last day the Employee performs any services for Vista, or any related entity or successor entity, and is paid wages as an employee, exclusive of vacation and severance payments, and excluding any leave of absence periods.

2. TERM. The term of the Agreement shall commence on the Commencement Date, and shall continue on an uninterrupted basis until and including September 19, 2003; or until terminated with the mutual consent of the Employee and Vista, or any related entity or successor entity; or upon the voluntary termination of the Employee's employment with Vista or any successor entity. Upon the Employee's Termination Date, no additional services shall be required by the Employee (unless provided otherwise under any consulting agreement), and any payments due for the performance of any services, and reimbursement for any expenses, shall be made within a period of 30 days from the Termination Date.

3. CONDITION FOR SEVERANCE BENEFITS. In order to be entitled to any severance benefits, the Employee agrees to execute a General Release that shall fully release and forever discharge the company and the shareholders, officers, employees and directors of the Company and any and all related companies, from all claims or demands the Employee may have based on employment with the Company. These claims shall include, but are not limited to, claims arising under the Constitution of the United Sates, a release of any rights or claims the Employee may have under the Age Discrimination in Employment Act of 1967; Title VII of the Civil Right Act of 1964; the Civil Rights Act of 1966; the Equal Pay Act; or any other federal, state or local laws or regulations prohibiting employment discrimination; the Employee Retirement Income Security Act of 1974; Executive Orders 11246 and 11141; the Constitution of the State of New Jersey or any other states in which the Employee resides or works; any New Jersey or other state laws against discrimination; any claims of breach of public policy of the State of New Jersey or other state, negligence, breach of contract, wrongful discharge, constructive discharge, breach of an implied covenant of good faith and fair dealings; any express or implied contracts with the Company or any related companies; any federal or state common law and any federal, state or local statutes, ordinances and regulations.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

         The General Release shall be in a format prepared by the Company, which shall be consistent with the above provisions and shall comply with the Older Workers Benefit Protection Act of 1990 ("OWBPA"), including a 21-day period to review the General Release, and a 7-day revocation period (or any other periods required under any future laws). Any severance payments shall be the Employee's exclusive right and remedy against the Company.

4. SEVERANCE BENEFITS. The Employee's employment may be terminated by the Employee or by the Company or any related entity or successor entity without "Cause", notice or liability at any time. Upon the occurrence of any termination of employment, the following severance benefits shall be provided, depending upon the specific circumstances of any termination:

       a. BASIC SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment with the Company for any reason, without "Cause", the Employee shall be entitled to a Basic Severance Benefit equal to payment of the Employee's Base Compensation for a period of 24 months.

       b. CHANGE IN CONTROL SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment in anticipation of a reorganization or a "Change in Control", or if the Company, or any related entity or any successor entity terminates the Employee's employment following a Change in Control for any other reasons without "Cause", or if the Employee's employment is "constructively terminated" as defined in
              Section 8, the Employee shall receive a payment equal to the Employee's Base Compensation for a period of 36 months.

       The Basic Severance Benefit shall be paid to the Employee in accordance with the Company's normal payroll practices or in a single lump sum payment, within the discretion of the Company. However, a Change in Control Severance Benefit shall solely be paid to the Employee in a single lump sum payment. In either case, the applicable severance benefit shall not be paid until eight days after receipt of an executed copy of a General Release by the Company, as provided in Section 3, and the return of all property to the Company, as provided in Section 10. Severance benefit payments shall also be reduced to the extent of any advance payments, for any excess expense reimbursements, and for any amounts owed to the Company by the Employee (other than normal personal residence, home equity and similar loans).

       In the event of the death of the Employee after the commencement of entitlement to any severance benefit payable under Section 4, all benefits shall be paid in a lump sum to the Employee's spouse, or if no spouse exists, to the Employee's estate.

       Notwithstanding any interpretation to the contrary, in no event shall the Employee be entitled to both the Basic Severance Benefit and the Change in Control Severance Benefit.

VISTA BANCORP, INC. AND SUBSIDIARIES
--------------------------------------------

5. BENEFITS. Upon the occurrence of any termination of employment by the Company, or any related entity or successor entity without "Cause", or upon the occurrence of a "constructive termination" in accordance with
       Section 8, the Employee shall be entitled to the following general benefits.

       a. All Base Compensation through the Termination Date shall be paid in accordance with the Company's normal payroll procedures.

       b. All accrued vacation pay shall be included in the Employee's final paycheck.

       c. The Employee shall be entitled to elect to receive continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") after his Termination Date, which is the date of the "qualifying event" under COBRA. The Company shall pay the full cost of any COBRA coverage elected by the Employee, or any member of the Employee's immediate family for a period of up to 36 months.

       d. All medical, group-term life insurance, long-term disability, short-term disability, and other welfare benefits shall be terminated in accordance with the provisions of all plans. The Employee may be entitled to individual conversion privileges under the various policies. The Company shall provide such information to the Employee regarding all individual conversion rights.

       e. The Employee shall be entitled to a distribution of all benefits under the Company retirement programs, including the Vista Pension and Section 401(k) Plans, in accordance with the provisions of all Plan documents. All severance benefits paid in the Plan Year in which the Termination Date occurs (but not any subsequent Plan Years) shall be treated as Compensation for purposes of Employee Salary Reduction Contributions to the Section 401(k) Plan, if permitted in accordance with the provisions of the Section 401(k) Plan, unless the Employee directs otherwise. For purposes of all other Company Contributions, all severance benefits shall be considered as Compensation to the extent required under the
              Section 401(k) Plan.

       f. The Employee shall be entitled to exercise any vested Stock Options, in accordance with the provisions of the 1998 Stock Compensation Plan, and any individual Option Agreements.

       g.     Any executive benefits shall terminate on the Termination Date.

       h. The Employee shall be entitled to state unemployment benefits, in accordance with the rules for the State of New Jersey.

       Notwithstanding any provision to the contrary, except as provided in this Agreement, the payment of any severance benefits shall not be treated as extending any individual's

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     employment for any employeebenefit or employment purposes.

6. VOLUNTARY TERMINATION, RETIREMENT, DEATH AND DISABILITY. The Employee shall not be entitled to any severance benefits in the event of any voluntary termination of employment either before, or after, any Change in Control or other corporate events, unless a "constructive termination" shall occur, as defined in Section 8. Furthermore, notwithstanding any provisions to the contrary, no severance benefits shall be payable in the event the Employee becomes disabled, dies, or otherwise retires in accordance with the normal policies of the Company.

7. DISCHARGE FOR CAUSE. The Company, or any related entity or successor entity may immediately terminate this Agreement and the Employee's employment at any time for "Cause". Upon termination of this Agreement for Cause, the Company shall have no further obligations to the Employee other than to pay for services performed and reimbursement for expenses payable as of the date of such termination, and to provide any benefits as legally required under Section 4. However, the Employee shall have no right to the payment of any Basic Severance or Change in Control Severance Benefits in the event of a termination for "Cause".

8.   CHANGE IN CONTROL.

     a. Upon the occurrence of a "Change in Control" of the Company, including any affiliated or subsidiary companies, followed by the involuntary termination of the Employee's employment within a period of one year after such Change in Control, other than for "Cause", retirement, death or disability, the Employee shall be entitled to receive all severance benefits identified in Sections 4(b) and 5 of this Agreement, and any other benefits to which the Employee is entitled under any other Company programs. Upon the occurrence of a Change in Control and a "Constructive Termination" of the Employee, the Employee shall also have the right to voluntarily terminate the Employee's employment at any time for a period of up to one year after such Change in Control, and to receive the severance benefits identified in
          Section 4(b) and 5. For purposes of this Agreement, a "Constructive Termination" shall mean a resignation by the Employee due to any diminution or adverse change in the circumstances of his employment (as determined by him in good faith), including, without limitation, his reporting relationships, job description, duties, responsibilities, compensation, perquisites, office or location of employment. The specific arrangements referred to above are not intended to exclude the Employee's participation in any other benefits available to executive personnel of the Company or any related entity or successor entity. Upon the occurrence of any of these events, the Employee shall provide the Company with not less than fourteen days prior written notice of resignation given within a reasonable period of time not to exceed three months after the occurrence of the last event giving rise to said Constructive Termination. If the Company in good faith disputes that the Employee is entitled to terminate the Employee's employment due to a Constructive Termination, it shall so inform the Employee in writing within fourteen days of the written notice provided by the

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          Employee. If disputed by the Company, the parties shall promptly proceed to arbitration in accordance with Section 21 of this Agreement. Pending resolution of the dispute by arbitration, the Company shall continue to pay the Employee's Base Compensation and benefits. If it is ultimately determined that the Employee did not have grounds for voluntarily terminating the Employee's employment, the Employee shall return to the Company, without interest, all cash compensation received by the Employee subsequent to the day the Employee's employment was terminated.

     b. If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Company or any related entity or successor entity, constitute "excess parachute payments" within the meaning of Section 280G of the Code that are subject to the excise tax imposed by Section 4999 of the Code (or any successor sections), the Company or any related entity or successor entity shall increase the amounts payable hereunder to the extent necessary to place the Employee in the same after-tax position as he would have been in had no such excise tax been imposed on the payments hereunder. The determination of the amount of any such excise taxes shall initially be made by the independent accounting firm employed by the Company immediately prior to the Change in Control.

          If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, assessment by the Internal Revenue Service or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Company or any related entity or successor entity shall pay the Executive an amount equal to the sum of (A) such additional excise taxes, plus (B) any interest, fines and penalties with respect to such additional excise taxes, plus (C) the amount necessary to reimburse the Executive for any income, excise or other taxes payable by the Executive with respect to the amounts specified in (A) and (B) above and the reimbursement provided by this clause
          (C).

9. TRADE SECRETS, CONFIDENTIAL AND/OR PROPRIETARY INFORMATION. The Employee shall regard and preserve as confidential: (i) all trade secrets and/or other proprietary and/or confidential information belonging to the Company; and (ii) all trade secrets and/or other proprietary and/or confidential information belonging to a third party which have been confidentially disclosed to the Company, which trade secrets and/or other proprietary and/or confidential information described in (i) and (ii) above (collectively, "Confidential Information") have been or may be developed or obtained by or disclosed to the Employee by reason of the Employee's relationship with the Company. The Employee shall not, without written authority from the Company to do so, use for the Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during the term of this Agreement or thereafter, except as required in the course of performance of services under this Agreement, any Confidential Information. This provision shall not apply to the Employee's general

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     expertise and know-how, nor to Confidential Information that has been voluntarily disclosed to the public by the Company, or otherwise entered the public domain through lawful means. Confidential information shall include, but not be limited to, all nonpublic information relating to the Company's (i) business, research, development and marketing plans, strategies and forecasts; (ii) business; (iii) products (whether existing, in development, or being contemplated); (iv) customers' identities, usages, and requirements; (v) reports; (vi) formulas; (vii) specifications; (viii) designs, software and other technology; and (ix) terms of contracts.

10. RETURN OF DOCUMENTS. Upon the termination of the Employee's employment, the Employee shall return all media on which any Confidential Information may be recorded or located, including, without limitation, documents, program source codes, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by the Employee or that come into the Employee's possession by reason of the Employee's relationship hereunder with the Company are the property of the Company and shall be returned to the Company. The Employee shall not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

11.  COVENANT NOT TO COMPETE.

     a. If the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee agrees not to compete for a period of twelve consecutive months, directly or indirectly, through any other person, firm, corporation or other entity, with the Company, anywhere within a radius of 30 miles from 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "30-mile Radius"), in the performance of banking services, including the operation of branches for any competing entities within the 30-mile Radius or within a 10-mile radius of any branches of the Company or any of its subsidiaries or affiliated entities. The Company and the Employee agree that the Company's business is regional in scope and is highly competitive. The Employee, therefore acknowledges that the scope of this covenant of non-competition is reasonable, and applies in the context of any voluntary or involuntary termination of employment. In the event that any aspect of this covenant is deemed to be unreasonable by a court, the Employee shall submit to the reduction of either the time or territory to such an area or period as the court shall deem reasonable. In the event the Employee violates this covenant, then the time limitation shall be extended for a period of time equal to the pendency of such proceedings, including appeals; or

     b. If the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then the covenant of non-competition and its conditions and provisions in Section 11a shall not

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          apply; shall be deemed to be null and void; and of no effect.

12. NON-SOLICITATION OF EMPLOYEES. During the course of employment with the Company, the Employee shall come into contact and become familiar with the Company's employees, their knowledge, skills, abilities, salaries, commissions, draws, benefits, and other matters with respect to such employees, all of which information is not generally known to the public, but has been developed, acquired or compiled by the Company at its great effort and expense. Any solicitation, luring away or hiring of such employees of the Company shall be highly detrimental to the business of the Company and may cause serious loss of business and great and irreparable harm. Therefore:

     a. if the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee covenants and agrees that, for a period of twelve consecutive months after the Employee's Termination Date, the Employee shall not, directly or indirectly, whether on behalf of the Employee or others, solicit, lure or hire away any employees of the Company and its subsidiaries and affiliates or assist or aid in any such activity; or

     b. if the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then this covenant of non-solicitation of employees and its conditions and provisions in Section 12a shall not apply; shall be deemed null and void; and of no effect.

13. WAIVERS. A waiver by either party of any term or condition of this Agreement in any instance shall not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach thereof. All rights, remedies, undertakings or obligations contained in this Agreement shall be cumulative and none of them shall be in limitation of any other right, remedy, undertaking or obligation of either party.

14. SEVERABILITY. If any one or more provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

15. INJUNCTION RELIEF. Damages may be an inadequate remedy in the event of an intended, threatened or actual breach by the Employee of any of the provisions of this Agreement. Any breach by the Employee may cause the Company great and irreparable injury and damage. To the extent that such injury and damage can be demonstrated to a court of competent jurisdiction, the Company shall be entitled, without waiving any additional rights or remedies otherwise available to the Company at law, or in equity or by statute, to injunctive and other equitable relief in the event of an intended, threatened, or actual breach by the Employee of any said covenants.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

16. LIABILITY COVERAGE. The Company, and any related entity or successor entities agrees to indemnify the Employee in accordance with the terms of the Vista Bylaws. The Company also agrees to continue to provide any existing officers and directors insurance and/or liability policies covering the Employee through any Termination Date, and shall use its best efforts to continue to maintain the policies in effect at the time of termination or comparable policies covering the Employee for the Employee's period of employment with the Company, and for a period of six years after the date of any termination. In no event shall the Employee receive any lesser officers and directors protection, than is provided to the current active Board of Directors.

17. EXECUTION OF AGREEMENT. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

18. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the Employee and the Company with respect to the transactions contemplated herein, and supersedes all previous written and oral agreements, negotiations, commitments, and understandings between the Company and the Employee with respect to the subject matter of this Agreement. Its terms shall not be altered or otherwise amended except pursuant to an instrument in writing signed by each of the parties hereto and making specific reference to this Agreement.

19. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Employee, his or her heirs, executors, administrators, and legal representations, and the Company, it successors and assigns.

20. AMENDMENT. This Agreement may not be altered, changed, amended or terminated except by written agreement signed by the Employee and the Company.

21. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association. The arbitration award shall be final and binding and judgement upon the award rendered in such arbitration may be entered in any court having jurisdiction thereof.

22. WRITTEN NOTICES. Any notice, request or other document to be given hereunder by the Company to the Employee or by the Employee to the Company shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid and addressed as follows:

     If to the Company:

     Vista Bancorp, Inc.
     305 Roseberry Street
     Phillipsburg, New Jersey 08865
     Attention:  President

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     If to the Employee:

     Barbara Harding
     305 Roseberry Street
     Phillipsburg, New Jersey 08865


23. NON-DEFAMATION. During the course of the Employee's employment by the Company, or any related entity or successor entities, or at any time thereafter, the Employee shall not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Company, or any related entity or successor entities, or their reputations, nor shall the Employee assist any other person, firm or company in so doing. The Company also agrees that it will not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Employee or the Employee's reputation, nor will the Company assist any other person, firm or entities in engaging in such activities.

24. REFERENCES. After the termination of the Employee's employment with the Company, or any related entity or successor entities, reference inquiries from prospective employers shall be handled by only verifying the Employee's dates of employment, last position held, and levels of Compensation.

25. NEW JERSEY LAW. The Employee and the Company agree that this Agreement and any interpretation thereof shall be governed by the laws of the State of New Jersey.

26. HEADINGS. The headings contained in this Agreement are for reference only. In the event of a conflict between a heading and the context of any Section, the context of the Section shall control.

27. SUCCESSOR OBLIGATIONS. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Employee expressly to assume and agree to perform all obligations of this Agreement.


WITNESS                                      BARBARA HARDING

-----------------------------------          -----------------------------------

WITNESS                                      VISTA BANCORP, INC.

-----------------------------------          -----------------------------------

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

                               SEVERANCE AGREEMENT


     THIS SEVERANCE AGREEMENT (the "Agreement") made as of the twentieth day of September, 2001 (the "Commencement Date") between Vista Bancorp, Inc., a corporation duly organized under the laws of the State of New Jersey, with offices at 305 Roseberry Street, Phillipsburg, New Jersey 08865 ("Vista" or the Company"), and David L. Hensley residing at 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "Employee").

     WHEREAS, the Employee has been a loyal and long-term employee of Vista or a related entity for many years; and

     WHEREAS, Vista wishes to provide the Employee with the comfort of knowing that if the Employee loses his or her position with Vista, or any related entities, as a result of any involuntary termination or upon a "change in control", the Employee will be entitled to receive a severance benefit; and

     WHEREAS, the Employee acknowledges that the Company does not maintain any severance programs as defined under the Employee Retirement Income Security Act of 1974 ("ERISA").

     NOW, THEREFORE, the parties agree, intending to be legally bound, as follows:

1. DEFINITIONS. For purposes of this Agreement, the following words and phrases shall be defined as follows:

     f. "BASE COMPENSATION " shall mean the base salary which is payable on a regular basis to the Employee, including the last full calendar year's bonus and taxable fringe benefits.

     g. "CAUSE" shall include, but not be limited to, any false statement that was intentionally or negligently made, contained in any corporate records; the commission by the Employee of any crime or fraud against the Company or its property, or any crime involving moral turpitude or reasonably likely to bring discredit upon the Company; and any violation of the Company's operating policies.

     h. "CHANGE IN CONTROL" shall mean: (i) the acquisition of ownership of stock of the Company, by any person (including, without limitation, a corporation, trust, partnership, joint venture, limited liability company (a "Person") or by any group of Persons), whether directly, indirectly, beneficially or of record, which acquisition, together with stock held by such person or group, represents more than 50% of the total voting power of all outstanding stock of the Company (provided that no Change in Control shall occur under this subparagraph (i) if the Person acquiring any additional stock already possessed more than 50% of the total fair market voting power of the stock of the Company); (ii) any merger or

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          consolidation of the Company which the stockholders of the Company before such merger or consolidation do not, as a result of the merger or consolidation, own at least 50% of the merger or consolidation; or
          (iii) any nomination and election of 50% or more of all members of the Board of Directors of the Company that occurs at any three consecutive meetings of the shareholders, whose election is without the recommendation of the Board. "Change in Control" shall not include the acquisition of the Company's stock by any Company employee benefit plans or any actions by the members of the Board of Directors, when acting as the Board of Directors.

     i. "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     j. "TERMINATION DATE" shall mean the last day the Employee performs any services for Vista, or any related entity or successor entity, and is paid wages as an employee, exclusive of vacation and severance payments, and excluding any leave of absence periods.

28. TERM. The term of the Agreement shall commence on the Commencement Date, and shall continue on an uninterrupted basis until and including September 19, 2003; or until terminated with the mutual consent of the Employee and Vista, or any related entity or successor entity; or upon the voluntary termination of the Employee's employment with Vista or any successor entity. Upon the Employee's Termination Date, no additional services shall be required by the Employee (unless provided otherwise under any consulting agreement), and any payments due for the performance of any services, and reimbursement for any expenses, shall be made within a period of 30 days from the Termination Date.

29. CONDITION FOR SEVERANCE BENEFITS. In order to be entitled to any severance benefits, the Employee agrees to execute a General Release that shall fully release and forever discharge the company and the shareholders, officers, employees and directors of the Company and any and all related companies, from all claims or demands the Employee may have based on employment with the Company. These claims shall include, but are not limited to, claims arising under the Constitution of the United Sates, a release of any rights or claims the Employee may have under the Age Discrimination in Employment Act of 1967; Title VII of the Civil Right Act of 1964; the Civil Rights Act of 1966; the Equal Pay Act; or any other federal, state or local laws or regulations prohibiting employment discrimination; the Employee Retirement Income Security Act of 1974; Executive Orders 11246 and 11141; the Constitution of the State of New Jersey or any other states in which the Employee resides or works; any New Jersey or other state laws against discrimination; any claims of breach of public policy of the State of New Jersey or other state, negligence, breach of contract, wrongful discharge, constructive discharge, breach of an implied covenant of good faith and fair dealings; any express or implied contracts with the Company or any related companies; any federal or state common law and any federal, state or local statutes, ordinances and regulations.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     The General Release shall be in a format prepared by the Company, which shall be consistent with the above provisions and shall comply with the Older Workers Benefit Protection Act of 1990 ("OWBPA"), including a 21-day period to review the General Release, and a 7-day revocation period (or any other periods required under any future laws). Any severance payments shall be the Employee's exclusive right and remedy against the Company.

30. SEVERANCE BENEFITS. The Employee's employment may be terminated by the Employee or by the Company or any related entity or successor entity without "Cause", notice or liability at any time. Upon the occurrence of any termination of employment, the following severance benefits shall be provided, depending upon the specific circumstances of any termination:

     c. BASIC SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment with the Company for any reason, without "Cause", the Employee shall be entitled to a Basic Severance Benefit equal to payment of the Employee's Base Compensation for a period of twelve months.

     d. CHANGE IN CONTROL SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment in anticipation of a reorganization or a "Change in Control", or if the Company, or any related entity or any successor entity terminates the Employee's employment following a Change in Control for any other reasons without "Cause", or if the Employee's employment is "constructively terminated" as defined in Section 8, the Employee shall receive a payment equal to the Employee's Base Compensation for a period of 24 months.

     The Basic Severance Benefit shall be paid to the Employee in accordance with the Company's normal payroll practices or in a single lump sum payment, within the discretion of the Company. However, a Change in Control Severance Benefit shall solely be paid to the Employee in a single lump sum payment. In either case, the applicable severance benefit shall not be paid until eight days after receipt of an executed copy of a General Release by the Company, as provided in Section 3, and the return of all property to the Company, as provided in Section 10. Severance benefit payments shall also be reduced to the extent of any advance payments, for any excess expense reimbursements, and for any amounts owed to the Company by the Employee (other than normal personal residence, home equity and similar loans).

     In the event of the death of the Employee after the commencement of entitlement to any severance benefit payable under Section 4, all benefits shall be paid in a lump sum to the Employee's spouse, or if no spouse exists, to the Employee's estate.

     Notwithstanding any interpretation to the contrary, in no event shall the Employee be entitled to both the Basic Severance Benefit and the Change in Control Severance Benefit.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

31. BENEFITS. Upon the occurrence of any termination of employment by the Company, or any related entity or successor entity without "Cause", or upon the occurrence of a "constructive termination" in accordance with Section 8, the Employee shall be entitled to the following general benefits.

     i. All Base Compensation through the Termination Date shall be paid in accordance with the Company's normal payroll procedures.

     j. All accrued vacation pay shall be included in the Employee's final paycheck.

     k. The Employee shall be entitled to elect to receive continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") after his Termination Date, which is the date of the "qualifying event" under COBRA. The Company shall pay the full cost of any COBRA coverage elected by the Employee, or any member of the Employee's immediate family for a period of up to 24 months.

     l. All medical, group-term life insurance, long-term disability, short-term disability, and other welfare benefits shall be terminated in accordance with the provisions of all plans. The Employee may be entitled to individual conversion privileges under the various policies. The Company shall provide such information to the Employee regarding all individual conversion rights.

     m. The Employee shall be entitled to a distribution of all benefits under the Company retirement programs, including the Vista Pension and
          Section 401(k) Plans, in accordance with the provisions of all Plan documents. All severance benefits paid in the Plan Year in which the Termination Date occurs (but not any subsequent Plan Years) shall be treated as Compensation for purposes of Employee Salary Reduction Contributions to the Section 401(k) Plan, if permitted in accordance with the provisions of the Section 401(k) Plan, unless the Employee directs otherwise. For purposes of all other Company Contributions, all severance benefits shall be considered as Compensation to the extent required under the Section 401(k) Plan.

     n. The Employee shall be entitled to exercise any vested Stock Options, in accordance with the provisions of the 1998 Stock Compensation Plan, and any individual Option Agreements.

     o.   Any executive benefits shall terminate on the Termination Date.

     p. The Employee shall be entitled to state unemployment benefits, in accordance with the rules for the State of New Jersey.

     Notwithstanding any provision to the contrary, except as provided in this Agreement, the payment of any severance benefits shall not be treated as extending any individual's

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     employment for any employee benefit or employment purposes.

32. VOLUNTARY TERMINATION, RETIREMENT, DEATH AND DISABILITY. The Employee shall not be entitled to any severance benefits in the event of any voluntary termination of employment either before, or after, any Change in Control or other corporate events, unless a "constructive termination" shall occur, as defined in Section 8. Furthermore, notwithstanding any provisions to the contrary, no severance benefits shall be payable in the event the Employee becomes disabled, dies, or otherwise retires in accordance with the normal policies of the Company.

33. DISCHARGE FOR CAUSE. The Company, or any related entity or successor entity may immediately terminate this Agreement and the Employee's employment at any time for "Cause". Upon termination of this Agreement for Cause, the Company shall have no further obligations to the Employee other than to pay for services performed and reimbursement for expenses payable as of the date of such termination, and to provide any benefits as legally required under Section 4. However, the Employee shall have no right to the payment of any Basic Severance or Change in Control Severance Benefits in the event of a termination for "Cause".

34.  CHANGE IN CONTROL.

     c. Upon the occurrence of a "Change in Control" of the Company, including any affiliated or subsidiary companies, followed by the involuntary termination of the Employee's employment within a period of one year after such Change in Control, other than for "Cause", retirement, death or disability, the Employee shall be entitled to receive all severance benefits identified in Sections 4(b) and 5 of this Agreement, and any other benefits to which the Employee is entitled under any other Company programs. Upon the occurrence of a Change in Control and a "Constructive Termination" of the Employee, the Employee shall also have the right to voluntarily terminate the Employee's employment at any time for a period of up to one year after such Change in Control, and to receive the severance benefits identified in
          Section 4(b) and 5. For purposes of this Agreement, a "Constructive Termination" shall mean a resignation by the Employee due to any diminution or adverse change in the circumstances of his employment (as determined by him in good faith), including, without limitation, his reporting relationships, job description, duties, responsibilities, compensation, perquisites, office or location of employment. The specific arrangements referred to above are not intended to exclude the Employee's participation in any other benefits available to executive personnel of the Company or any related entity or successor entity. Upon the occurrence of any of these events, the Employee shall provide the Company with not less than fourteen days prior written notice of resignation given within a reasonable period of time not to exceed three months after the occurrence of the last event giving rise to said Constructive Termination. If the Company in good faith disputes that the Employee is entitled to terminate the Employee's employment due to a Constructive Termination, it shall so inform the Employee in writing within fourteen days of the written notice provided by the

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          Employee. If disputed by the Company, the parties shall promptly proceed to arbitration in accordance with Section 21 of this Agreement. Pending resolution of the dispute by arbitration, the Company shall continue to pay the Employee's Base Compensation and benefits. If it is ultimately determined that the Employee did not have grounds for voluntarily terminating the Employee's employment, the Employee shall return to the Company, without interest, all cash compensation received by the Employee subsequent to the day the Employee's employment was terminated.

     d. If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Company or any related entity or successor entity, constitute "excess parachute payments" within the meaning of Section 280G of the Code that are subject to the excise tax imposed by Section 4999 of the Code (or any successor sections), the Company or any related entity or successor entity shall increase the amounts payable hereunder to the extent necessary to place the Employee in the same after-tax position as he would have been in had no such excise tax been imposed on the payments hereunder. The determination of the amount of any such excise taxes shall initially be made by the independent accounting firm employed by the Company immediately prior to the Change in Control.

          If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, assessment by the Internal Revenue Service or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Company or any related entity or successor entity shall pay the Executive an amount equal to the sum of (A) such additional excise taxes, plus (B) any interest, fines and penalties with respect to such additional excise taxes, plus (C) the amount necessary to reimburse the Executive for any income, excise or other taxes payable by the Executive with respect to the amounts specified in (A) and (B) above and the reimbursement provided by this clause
          (C).

35. TRADE SECRETS, CONFIDENTIAL AND/OR PROPRIETARY INFORMATION. The Employee shall regard and preserve as confidential: (i) all trade secrets and/or other proprietary and/or confidential information belonging to the Company; and (ii) all trade secrets and/or other proprietary and/or confidential information belonging to a third party which have been confidentially disclosed to the Company, which trade secrets and/or other proprietary and/or confidential information described in (i) and (ii) above (collectively, "Confidential Information") have been or may be developed or obtained by or disclosed to the Employee by reason of the Employee's relationship with the Company. The Employee shall not, without written authority from the Company to do so, use for the Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during the term of this Agreement or thereafter, except as required in the course of performance of services under this Agreement, any Confidential Information. This provision shall not apply to the Employee's general

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     expertise and know-how, nor to Confidential Information that has been voluntarily disclosed to the public by the Company, or otherwise entered the public domain through lawful means. Confidential information shall include, but not be limited to, all nonpublic information relating to the Company's (i) business, research, development and marketing plans, strategies and forecasts; (ii) business; (iii) products (whether existing, in development, or being contemplated); (iv) customers' identities, usages, and requirements; (v) reports; (vi) formulas; (vii) specifications; (viii) designs, software and other technology; and (ix) terms of contracts.

36. RETURN OF DOCUMENTS. Upon the termination of the Employee's employment, the Employee shall return all media on which any Confidential Information may be recorded or located, including, without limitation, documents, program source codes, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by the Employee or that come into the Employee's possession by reason of the Employee's relationship hereunder with the Company are the property of the Company and shall be returned to the Company. The Employee shall not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

37.  COVENANT NOT TO COMPETE.

     a. If the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee agrees not to compete for a period of twelve consecutive months, directly or indirectly, through any other person, firm, corporation or other entity, with the Company, anywhere within a radius of 30 miles from 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "30-mile Radius"), in the performance of banking services, including the operation of branches for any competing entities within the 30-mile Radius or within a 10-mile radius of any branches of the Company or any of its subsidiaries or affiliated entities. The Company and the Employee agree that the Company's business is regional in scope and is highly competitive. The Employee, therefore acknowledges that the scope of this covenant of non-competition is reasonable, and applies in the context of any voluntary or involuntary termination of employment. In the event that any aspect of this covenant is deemed to be unreasonable by a court, the Employee shall submit to the reduction of either the time or territory to such an area or period as the court shall deem reasonable. In the event the Employee violates this covenant, then the time limitation shall be extended for a period of time equal to the pendency of such proceedings, including appeals; or

     b. If the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then the covenant of non-competition and its conditions and provisions in Section 11a shall not

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          apply; shall be deemed to be null and void; and of no effect.

38. NON-SOLICITATION OF EMPLOYEES. During the course of employment with the Company, the Employee shall come into contact and become familiar with the Company's employees, their knowledge, skills, abilities, salaries, commissions, draws, benefits, and other matters with respect to such employees, all of which information is not generally known to the public, but has been developed, acquired or compiled by the Company at its great effort and expense. Any solicitation, luring away or hiring of such employees of the Company shall be highly detrimental to the business of the Company and may cause serious loss of business and great and irreparable harm. Therefore:

     a. if the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee covenants and agrees that, for a period of twelve consecutive months after the Employee's Termination Date, the Employee shall not, directly or indirectly, whether on behalf of the Employee or others, solicit, lure or hire away any employees of the Company and its subsidiaries and affiliates or assist or aid in any such activity; or

     b. if the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then this covenant of non-solicitation of employees and its conditions and provisions in Section 12a shall not apply; shall be deemed null and void; and of no effect.

39. WAIVERS. A waiver by either party of any term or condition of this Agreement in any instance shall not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach thereof. All rights, remedies, undertakings or obligations contained in this Agreement shall be cumulative and none of them shall be in limitation of any other right, remedy, undertaking or obligation of either party.

40. SEVERABILITY. If any one or more provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

41. INJUNCTION RELIEF. Damages may be an inadequate remedy in the event of an intended, threatened or actual breach by the Employee of any of the provisions of this Agreement. Any breach by the Employee may cause the Company great and irreparable injury and damage. To the extent that such injury and damage can be demonstrated to a court of competent jurisdiction, the Company shall be entitled, without waiving any additional rights or remedies otherwise available to the Company at law, or in equity or by statute, to injunctive and other equitable relief in the event of an intended, threatened, or actual breach by the Employee of any said covenants.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

42. LIABILITY COVERAGE. The Company, and any related entity or successor entities agrees to indemnify the Employee in accordance with the terms of the Vista Bylaws. The Company also agrees to continue to provide any existing officers and directors insurance and/or liability policies covering the Employee through any Termination Date, and shall use its best efforts to continue to maintain the policies in effect at the time of termination or comparable policies covering the Employee for the Employee's period of employment with the Company, and for a period of six years after the date of any termination. In no event shall the Employee receive any lesser officers and directors protection, than is provided to the current active Board of Directors.

43. EXECUTION OF AGREEMENT. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

44. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the Employee and the Company with respect to the transactions contemplated herein, and supersedes all previous written and oral agreements, negotiations, commitments, and understandings between the Company and the Employee with respect to the subject matter of this Agreement. Its terms shall not be altered or otherwise amended except pursuant to an instrument in writing signed by each of the parties hereto and making specific reference to this Agreement.

45. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Employee, his or her heirs, executors, administrators, and legal representations, and the Company, it successors and assigns.

46. AMENDMENT. This Agreement may not be altered, changed, amended or terminated except by written agreement signed by the Employee and the Company.

47. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association. The arbitration award shall be final and binding and judgement upon the award rendered in such arbitration may be entered in any court having jurisdiction thereof.

48. WRITTEN NOTICES. Any notice, request or other document to be given hereunder by the Company to the Employee or by the Employee to the Company shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid and addressed as follows:

     If to the Company:

     Vista Bancorp, Inc.
     305 Roseberry Street
     Phillipsburg, New Jersey 08865
     Attention:  President

     If to the Employee:

     David L. Hensley
     305 Roseberry Street
     Phillipsburg, New Jersey 08865

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

49. NON-DEFAMATION. During the course of the Employee's employment by the Company, or any related entity or successor entities, or at any time thereafter, the Employee shall not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Company, or any related entity or successor entities, or their reputations, nor shall the Employee assist any other person, firm or company in so doing. The Company also agrees that it will not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Employee or the Employee's reputation, nor will the Company assist any other person, firm or entities in engaging in such activities.

50. REFERENCES. After the termination of the Employee's employment with the Company, or any related entity or successor entities, reference inquiries from prospective employers shall be handled by only verifying the Employee's dates of employment, last position held, and levels of Compensation.

51. NEW JERSEY LAW. The Employee and the Company agree that this Agreement and any interpretation thereof shall be governed by the laws of the State of New Jersey.

52. HEADINGS. The headings contained in this Agreement are for reference only. In the event of a conflict between a heading and the context of any Section, the context of the Section shall control.

53. SUCCESSOR OBLIGATIONS. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Employee expressly to assume and agree to perform all obligations of this Agreement.


WITNESS                                      DAVID L. HENSLEY

-----------------------------------          -----------------------------------

WITNESS                                      VISTA BANCORP, INC.

-----------------------------------          -----------------------------------

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

                               SEVERANCE AGREEMENT


     THIS SEVERANCE AGREEMENT (the "Agreement") made as of the twentieth day of September, 2001 (the "Commencement Date") between Vista Bancorp, Inc., a corporation duly organized under the laws of the State of New Jersey, with offices at 305 Roseberry Street, Phillipsburg, New Jersey 08865 ("Vista" or the Company"), and Marc S. Winkler residing at 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "Employee").

     WHEREAS, the Employee has been a loyal and long-term employee of Vista or a related entity for many years; and

     WHEREAS, Vista wishes to provide the Employee with the comfort of knowing that if the Employee loses his or her position with Vista, or any related entities, as a result of any involuntary termination or upon a "change in control", the Employee will be entitled to receive a severance benefit; and

     WHEREAS, the Employee acknowledges that the Company does not maintain any severance programs as defined under the Employee Retirement Income Security Act of 1974 ("ERISA").

     NOW, THEREFORE, the parties agree, intending to be legally bound, as follows:

1. DEFINITIONS. For purposes of this Agreement, the following words and phrases shall be defined as follows:

     k. "BASE COMPENSATION " shall mean the base salary which is payable on a regular basis to the Employee, including the last full calendar year's bonus and taxable fringe benefits.

     l. "CAUSE" shall include, but not be limited to, any false statement that was intentionally or negligently made, contained in any corporate records; the commission by the Employee of any crime or fraud against the Company or its property, or any crime involving moral turpitude or reasonably likely to bring discredit upon the Company; and any violation of the Company's operating policies.

     m. "CHANGE IN CONTROL" shall mean: (i) the acquisition of ownership of stock of the Company, by any person (including, without limitation, a corporation, trust, partnership, joint venture, limited liability company (a "Person") or by any group of Persons), whether directly, indirectly, beneficially or of record, which acquisition, together with stock held by such person or group, represents more than 50% of the total voting power of all outstanding stock of the Company (provided that no Change in Control shall occur under this subparagraph (i) if the Person acquiring any additional stock already possessed more than 50% of the total fair market voting power of the stock of the Company); (ii) any merger or

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          consolidation of the Company which the stockholders of the Company before such merger or consolidation do not, as a result of the merger or consolidation, own at least 50% of the merger or consolidation; or
          (iii) any nomination and election of 50% or more of all members of the Board of Directors of the Company that occurs at any three consecutive meetings of the shareholders, whose election is without the recommendation of the Board. "Change in Control" shall not include the acquisition of the Company's stock by any Company employee benefit plans or any actions by the members of the Board of Directors, when acting as the Board of Directors.

     n. "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     o. "TERMINATION DATE" shall mean the last day the Employee performs any services for Vista, or any related entity or successor entity, and is paid wages as an employee, exclusive of vacation and severance payments, and excluding any leave of absence periods.

54. TERM. The term of the Agreement shall commence on the Commencement Date, and shall continue on an uninterrupted basis until and including September 19, 2003; or until terminated with the mutual consent of the Employee and Vista, or any related entity or successor entity; or upon the voluntary termination of the Employee's employment with Vista or any successor entity. Upon the Employee's Termination Date, no additional services shall be required by the Employee (unless provided otherwise under any consulting agreement), and any payments due for the performance of any services, and reimbursement for any expenses, shall be made within a period of 30 days from the Termination Date.

55. CONDITION FOR SEVERANCE BENEFITS. In order to be entitled to any severance benefits, the Employee agrees to execute a General Release that shall fully release and forever discharge the company and the shareholders, officers, employees and directors of the Company and any and all related companies, from all claims or demands the Employee may have based on employment with the Company. These claims shall include, but are not limited to, claims arising under the Constitution of the United Sates, a release of any rights or claims the Employee may have under the Age Discrimination in Employment Act of 1967; Title VII of the Civil Right Act of 1964; the Civil Rights Act of 1966; the Equal Pay Act; or any other federal, state or local laws or regulations prohibiting employment discrimination; the Employee Retirement Income Security Act of 1974; Executive Orders 11246 and 11141; the Constitution of the State of New Jersey or any other states in which the Employee resides or works; any New Jersey or other state laws against discrimination; any claims of breach of public policy of the State of New Jersey or other state, negligence, breach of contract, wrongful discharge, constructive discharge, breach of an implied covenant of good faith and fair dealings; any express or implied contracts with the Company or any related companies; any federal or state common law and any federal, state or local statutes, ordinances and regulations.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     The General Release shall be in a format prepared by the Company, which shall be consistent with the above provisions and shall comply with the Older Workers Benefit Protection Act of 1990 ("OWBPA"), including a 21-day period to review the General Release, and a 7-day revocation period (or any other periods required under any future laws). Any severance payments shall be the Employee's exclusive right and remedy against the Company.

56. SEVERANCE BENEFITS. The Employee's employment may be terminated by the Employee or by the Company or any related entity or successor entity without "Cause", notice or liability at any time. Upon the occurrence of any termination of employment, the following severance benefits shall be provided, depending upon the specific circumstances of any termination:

     e. BASIC SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment with the Company for any reason, without "Cause", the Employee shall be entitled to a Basic Severance Benefit equal to payment of the Employee's Base Compensation for a period of twelve months.

     f. CHANGE IN CONTROL SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment in anticipation of a reorganization or a "Change in Control", or if the Company, or any related entity or any successor entity terminates the Employee's employment following a Change in Control for any other reasons without "Cause", or if the Employee's employment is "constructively terminated" as defined in Section 8, the Employee shall receive a payment equal to the Employee's Base Compensation for a period of 24 months.

     The Basic Severance Benefit shall be paid to the Employee in accordance with the Company's normal payroll practices or in a single lump sum payment, within the discretion of the Company. However, a Change in Control Severance Benefit shall solely be paid to the Employee in a single lump sum payment. In either case, the applicable severance benefit shall not be paid until eight days after receipt of an executed copy of a General Release by the Company, as provided in Section 3, and the return of all property to the Company, as provided in Section 10. Severance benefit payments shall also be reduced to the extent of any advance payments, for any excess expense reimbursements, and for any amounts owed to the Company by the Employee (other than normal personal residence, home equity and similar loans).

     In the event of the death of the Employee after the commencement of entitlement to any severance benefit payable under Section 4, all benefits shall be paid in a lump sum to the Employee's spouse, or if no spouse exists, to the Employee's estate.

     Notwithstanding any interpretation to the contrary, in no event shall the Employee be entitled to both the Basic Severance Benefit and the Change in Control Severance Benefit.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

57. BENEFITS. Upon the occurrence of any termination of employment by the Company, or any related entity or successor entity without "Cause", or upon the occurrence of a "constructive termination" in accordance with Section 8, the Employee shall be entitled to the following general benefits.

     q. All Base Compensation through the Termination Date shall be paid in accordance with the Company's normal payroll procedures.

     r. All accrued vacation pay shall be included in the Employee's final paycheck.

     s. The Employee shall be entitled to elect to receive continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") after his Termination Date, which is the date of the "qualifying event" under COBRA. The Company shall pay the full cost of any COBRA coverage elected by the Employee, or any member of the Employee's immediate family for a period of up to 24 months.

     t. All medical, group-term life insurance, long-term disability, short-term disability, and other welfare benefits shall be terminated in accordance with the provisions of all plans. The Employee may be entitled to individual conversion privileges under the various policies. The Company shall provide such information to the Employee regarding all individual conversion rights.

     u. The Employee shall be entitled to a distribution of all benefits under the Company retirement programs, including the Vista Pension and
          Section 401(k) Plans, in accordance with the provisions of all Plan documents. All severance benefits paid in the Plan Year in which the Termination Date occurs (but not any subsequent Plan Years) shall be treated as Compensation for purposes of Employee Salary Reduction Contributions to the Section 401(k) Plan, if permitted in accordance with the provisions of the Section 401(k) Plan, unless the Employee directs otherwise. For purposes of all other Company Contributions, all severance benefits shall be considered as Compensation to the extent required under the Section 401(k) Plan.

     v. The Employee shall be entitled to exercise any vested Stock Options, in accordance with the provisions of the 1998 Stock Compensation Plan, and any individual Option Agreements.

     w.   Any executive benefits shall terminate on the Termination Date.

     x. The Employee shall be entitled to state unemployment benefits, in accordance with the rules for the State of New Jersey.

     Notwithstanding any provision to the contrary, except as provided in this Agreement, the payment of any severance benefits shall not be treated as extending any individual's

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     employment for any employee benefit or employment purposes.

58. VOLUNTARY TERMINATION, RETIREMENT, DEATH AND DISABILITY. The Employee shall not be entitled to any severance benefits in the event of any voluntary termination of employment either before, or after, any Change in Control or other corporate events, unless a "constructive termination" shall occur, as defined in Section 8. Furthermore, notwithstanding any provisions to the contrary, no severance benefits shall be payable in the event the Employee becomes disabled, dies, or otherwise retires in accordance with the normal policies of the Company.

59. DISCHARGE FOR CAUSE. The Company, or any related entity or successor entity may immediately terminate this Agreement and the Employee's employment at any time for "Cause". Upon termination of this Agreement for Cause, the Company shall have no further obligations to the Employee other than to pay for services performed and reimbursement for expenses payable as of the date of such termination, and to provide any benefits as legally required under Section 4. However, the Employee shall have no right to the payment of any Basic Severance or Change in Control Severance Benefits in the event of a termination for "Cause".

60.  CHANGE IN CONTROL.
     -----------------

     e. Upon the occurrence of a "Change in Control" of the Company, including any affiliated or subsidiary companies, followed by the involuntary termination of the Employee's employment within a period of one year after such Change in Control, other than for "Cause", retirement, death or disability, the Employee shall be entitled to receive all severance benefits identified in Sections 4(b) and 5 of this Agreement, and any other benefits to which the Employee is entitled under any other Company programs. Upon the occurrence of a Change in Control and a "Constructive Termination" of the Employee, the Employee shall also have the right to voluntarily terminate the Employee's employment at any time for a period of up to one year after such Change in Control, and to receive the severance benefits identified in
          Section 4(b) and 5. For purposes of this Agreement, a "Constructive Termination" shall mean a resignation by the Employee due to any diminution or adverse change in the circumstances of his employment (as determined by him in good faith), including, without limitation, his reporting relationships, job description, duties, responsibilities, compensation, perquisites, office or location of employment. The specific arrangements referred to above are not intended to exclude the Employee's participation in any other benefits available to executive personnel of the Company or any related entity or successor entity. Upon the occurrence of any of these events, the Employee shall provide the Company with not less than fourteen days prior written notice of resignation given within a reasonable period of time not to exceed three months after the occurrence of the last event giving rise to said Constructive Termination. If the Company in good faith disputes that the Employee is entitled to terminate the Employee's employment due to a Constructive Termination, it shall so inform the Employee in writing within fourteen days of the written notice provided by the

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          Employee. If disputed by the Company, the parties shall promptly proceed to arbitration in accordance with Section 21 of this Agreement. Pending resolution of the dispute by arbitration, the Company shall continue to pay the Employee's Base Compensation and benefits. If it is ultimately determined that the Employee did not have grounds for voluntarily terminating the Employee's employment, the Employee shall return to the Company, without interest, all cash compensation received by the Employee subsequent to the day the Employee's employment was terminated.

          f. If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Company or any related entity or successor entity, constitute "excess parachute payments" within the meaning of Section 280G of the Code that are subject to the excise tax imposed by Section 4999 of the Code (or any successor sections), the Company or any related entity or successor entity shall increase the amounts payable hereunder to the extent necessary to place the Employee in the same after-tax position as he would have been in had no such excise tax been imposed on the payments hereunder. The determination of the amount of any such excise taxes shall initially be made by the independent accounting firm employed by the Company immediately prior to the Change in Control.

               If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, assessment by the Internal Revenue Service or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Company or any related entity or successor entity shall pay the Executive an amount equal to the sum of (A) such additional excise taxes, plus
               (B) any interest, fines and penalties with respect to such additional excise taxes, plus (C) the amount necessary to reimburse the Executive for any income, excise or other taxes payable by the Executive with respect to the amounts specified in
               (A) and (B) above and the reimbursement provided by this clause
               (C).

61. TRADE SECRETS, CONFIDENTIAL AND/OR PROPRIETARY INFORMATION. The Employee shall regard and preserve as confidential: (i) all trade secrets and/or other proprietary and/or confidential information belonging to the Company; and (ii) all trade secrets and/or other proprietary and/or confidential information belonging to a third party which have been confidentially disclosed to the Company, which trade secrets and/or other proprietary and/or confidential information described in (i) and (ii) above (collectively, "Confidential Information") have been or may be developed or obtained by or disclosed to the Employee by reason of the Employee's relationship with the Company. The Employee shall not, without written authority from the Company to do so, use for the Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during the term of this Agreement or thereafter, except as required in the course of performance of services under this Agreement, any Confidential Information. This provision shall not apply to the Employee's general

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     expertise and know-how, nor to Confidential Information that has been voluntarily disclosed to the public by the Company, or otherwise entered the public domain through lawful means. Confidential information shall include, but not be limited to, all nonpublic information relating to the Company's (i) business, research, development and marketing plans, strategies and forecasts; (ii) business; (iii) products (whether existing, in development, or being contemplated); (iv) customers' identities, usages, and requirements; (v) reports; (vi) formulas; (vii) specifications; (viii) designs, software and other technology; and (ix) terms of contracts.

62. RETURN OF DOCUMENTS. Upon the termination of the Employee's employment, the Employee shall return all media on which any Confidential Information may be recorded or located, including, without limitation, documents, program source codes, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by the Employee or that come into the Employee's possession by reason of the Employee's relationship hereunder with the Company are the property of the Company and shall be returned to the Company. The Employee shall not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

63.  COVENANT NOT TO COMPETE.

     a. If the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee agrees not to compete for a period of twelve consecutive months, directly or indirectly, through any other person, firm, corporation or other entity, with the Company, anywhere within a radius of 30 miles from 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "30-mile Radius"), in the performance of banking services, including the operation of branches for any competing entities within the 30-mile Radius or within a 10-mile radius of any branches of the Company or any of its subsidiaries or affiliated entities. The Company and the Employee agree that the Company's business is regional in scope and is highly competitive. The Employee, therefore acknowledges that the scope of this covenant of non-competition is reasonable, and applies in the context of any voluntary or involuntary termination of employment. In the event that any aspect of this covenant is deemed to be unreasonable by a court, the Employee shall submit to the reduction of either the time or territory to such an area or period as the court shall deem reasonable. In the event the Employee violates this covenant, then the time limitation shall be extended for a period of time equal to the pendency of such proceedings, including appeals; or

     b. If the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then the covenant of non-competition and its conditions and provisions in Section 11a shall not

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          apply; shall be deemed to be null and void; and of no effect.

64. NON-SOLICITATION OF EMPLOYEES. During the course of employment with the Company, the Employee shall come into contact and become familiar with the Company's employees, their knowledge, skills, abilities, salaries, commissions, draws, benefits, and other matters with respect to such employees, all of which information is not generally known to the public, but has been developed, acquired or compiled by the Company at its great effort and expense. Any solicitation, luring away or hiring of such employees of the Company shall be highly detrimental to the business of the Company and may cause serious loss of business and great and irreparable harm. Therefore:

     a. if the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee covenants and agrees that, for a period of twelve consecutive months after the Employee's Termination Date, the Employee shall not, directly or indirectly, whether on behalf of the Employee or others, solicit, lure or hire away any employees of the Company and its subsidiaries and affiliates or assist or aid in any such activity; or

     b. if the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then this covenant of non-solicitation of employees and its conditions and provisions in Section 12a shall not apply; shall be deemed null and void; and of no effect.

65. WAIVERS. A waiver by either party of any term or condition of this Agreement in any instance shall not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach thereof. All rights, remedies, undertakings or obligations contained in this Agreement shall be cumulative and none of them shall be in limitation of any other right, remedy, undertaking or obligation of either party.

66. SEVERABILITY. If any one or more provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

67. INJUNCTION RELIEF. Damages may be an inadequate remedy in the event of an intended, threatened or actual breach by the Employee of any of the provisions of this Agreement. Any breach by the Employee may cause the Company great and irreparable injury and damage. To the extent that such injury and damage can be demonstrated to a court of competent jurisdiction, the Company shall be entitled, without waiving any additional rights or remedies otherwise available to the Company at law, or in equity or by statute, to injunctive and other equitable relief in the event of an intended, threatened, or actual breach by the Employee of any said covenants.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

68. LIABILITY COVERAGE. The Company, and any related entity or successor entities agrees to indemnify the Employee in accordance with the terms of the Vista Bylaws. The Company also agrees to continue to provide any existing officers and directors insurance and/or liability policies covering the Employee through any Termination Date, and shall use its best efforts to continue to maintain the policies in effect at the time of termination or comparable policies covering the Employee for the Employee's period of employment with the Company, and for a period of six years after the date of any termination. In no event shall the Employee receive any lesser officers and directors protection, than is provided to the current active Board of Directors.

69. EXECUTION OF AGREEMENT. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

70. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the Employee and the Company with respect to the transactions contemplated herein, and supersedes all previous written and oral agreements, negotiations, commitments, and understandings between the Company and the Employee with respect to the subject matter of this Agreement. Its terms shall not be altered or otherwise amended except pursuant to an instrument in writing signed by each of the parties hereto and making specific reference to this Agreement.

71. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Employee, his or her heirs, executors, administrators, and legal representations, and the Company, it successors and assigns.

72. AMENDMENT. This Agreement may not be altered, changed, amended or terminated except by written agreement signed by the Employee and the Company.

73. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association. The arbitration award shall be final and binding and judgement upon the award rendered in such arbitration may be entered in any court having jurisdiction thereof.

74. WRITTEN NOTICES. Any notice, request or other document to be given hereunder by the Company to the Employee or by the Employee to the Company shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid and addressed as follows:

     If to the Company:

     Vista Bancorp, Inc.
     305 Roseberry Street
     Phillipsburg, New Jersey 08865
     Attention:  President

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     If to the Employee:

     Marc S. Winkler
     305 Roseberry Street
     Phillipsburg, New Jersey 08865

75. NON-DEFAMATION. During the course of the Employee's employment by the Company, or any related entity or successor entities, or at any time thereafter, the Employee shall not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Company, or any related entity or successor entities, or their reputations, nor shall the Employee assist any other person, firm or company in so doing. The Company also agrees that it will not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Employee or the Employee's reputation, nor will the Company assist any other person, firm or entities in engaging in such activities.

76. REFERENCES. After the termination of the Employee's employment with the Company, or any related entity or successor entities, reference inquiries from prospective employers shall be handled by only verifying the Employee's dates of employment, last position held, and levels of Compensation.

77. NEW JERSEY LAW. The Employee and the Company agree that this Agreement and any interpretation thereof shall be governed by the laws of the State of New Jersey.

78. HEADINGS. The headings contained in this Agreement are for reference only. In the event of a conflict between a heading and the context of any Section, the context of the Section shall control.

79. SUCCESSOR OBLIGATIONS. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Employee expressly to assume and agree to perform all obligations of this Agreement.


WITNESS                                      MARC S. WINKLER

-----------------------------------          -----------------------------------

WITNESS                                      VISTA BANCORP, INC.

-----------------------------------          -----------------------------------

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

                               SEVERANCE AGREEMENT


     THIS SEVERANCE AGREEMENT (the "Agreement") made as of the twentieth day of September, 2001 (the "Commencement Date") between Vista Bancorp, Inc., a corporation duly organized under the laws of the State of New Jersey, with offices at 305 Roseberry Street, Phillipsburg, New Jersey 08865 ("Vista" or the Company"), and William F. Keefe residing at 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "Employee").

     WHEREAS, the Employee has been a loyal and long-term employee of Vista or a related entity for many years; and

     WHEREAS, Vista wishes to provide the Employee with the comfort of knowing that if the Employee loses his or her position with Vista, or any related entities, as a result of any involuntary termination or upon a "change in control", the Employee will be entitled to receive a severance benefit; and

     WHEREAS, the Employee acknowledges that the Company does not maintain any severance programs as defined under the Employee Retirement Income Security Act of 1974 ("ERISA").

     NOW, THEREFORE, the parties agree, intending to be legally bound, as follows:

1. DEFINITIONS. For purposes of this Agreement, the following words and phrases shall be defined as follows:

     p. "BASE COMPENSATION " shall mean the base salary which is payable on a regular basis to the Employee, including the last full calendar year's bonus and taxable fringe benefits.

     q. "CAUSE" shall include, but not be limited to, any false statement that was intentionally or negligently made, contained in any corporate records; the commission by the Employee of any crime or fraud against the Company or its property, or any crime involving moral turpitude or reasonably likely to bring discredit upon the Company; and any violation of the Company's operating policies.

     r. "CHANGE IN CONTROL" shall mean: (i) the acquisition of ownership of stock of the Company, by any person (including, without limitation, a corporation, trust, partnership, joint venture, limited liability company (a "Person") or by any group of Persons), whether directly, indirectly, beneficially or of record, which acquisition, together with stock held by such person or group, represents more than 50% of the total voting power of all outstanding stock of the Company (provided that no Change in Control shall occur under this subparagraph (i) if the Person acquiring any additional stock already possessed more than 50% of the total fair market voting power of the stock of the Company); (ii) any merger or

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          consolidation of the Company which the stockholders of the Company before such merger or consolidation do not, as a result of the merger or consolidation, own at least 50% of the merger or consolidation; or
          (iii) any nomination and election of 50% or more of all members of the Board of Directors of the Company that occurs at any three consecutive meetings of the shareholders, whose election is without the recommendation of the Board. "Change in Control" shall not include the acquisition of the Company's stock by any Company employee benefit plans or any actions by the members of the Board of Directors, when acting as the Board of Directors.

     s. "CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     t. "TERMINATION DATE" shall mean the last day the Employee performs any services for Vista, or any related entity or successor entity, and is paid wages as an employee, exclusive of vacation and severance payments, and excluding any leave of absence periods.

80. TERM. The term of the Agreement shall commence on the Commencement Date, and shall continue on an uninterrupted basis until and including September 19, 2003; or until terminated with the mutual consent of the Employee and Vista, or any related entity or successor entity; or upon the voluntary termination of the Employee's employment with Vista or any successor entity. Upon the Employee's Termination Date, no additional services shall be required by the Employee (unless provided otherwise under any consulting agreement), and any payments due for the performance of any services, and reimbursement for any expenses, shall be made within a period of 30 days from the Termination Date.

81. CONDITION FOR SEVERANCE BENEFITS. In order to be entitled to any severance benefits, the Employee agrees to execute a General Release that shall fully release and forever discharge the company and the shareholders, officers, employees and directors of the Company and any and all related companies, from all claims or demands the Employee may have based on employment with the Company. These claims shall include, but are not limited to, claims arising under the Constitution of the United Sates, a release of any rights or claims the Employee may have under the Age Discrimination in Employment Act of 1967; Title VII of the Civil Right Act of 1964; the Civil Rights Act of 1966; the Equal Pay Act; or any other federal, state or local laws or regulations prohibiting employment discrimination; the Employee Retirement Income Security Act of 1974; Executive Orders 11246 and 11141; the Constitution of the State of New Jersey or any other states in which the Employee resides or works; any New Jersey or other state laws against discrimination; any claims of breach of public policy of the State of New Jersey or other state, negligence, breach of contract, wrongful discharge, constructive discharge, breach of an implied covenant of good faith and fair dealings; any express or implied contracts with the Company or any related companies; any federal or state common law and any federal, state or local statutes, ordinances and regulations.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     The General Release shall be in a format prepared by the Company, which shall be consistent with the above provisions and shall comply with the Older Workers Benefit Protection Act of 1990 ("OWBPA"), including a 21-day period to review the General Release, and a 7-day revocation period (or any other periods required under any future laws). Any severance payments shall be the Employee's exclusive right and remedy against the Company.

82. SEVERANCE BENEFITS. The Employee's employment may be terminated by the Employee or by the Company or any related entity or successor entity without "Cause", notice or liability at any time. Upon the occurrence of any termination of employment, the following severance benefits shall be provided, depending upon the specific circumstances of any termination:

     g. BASIC SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment with the Company for any reason, without "Cause", the Employee shall be entitled to a Basic Severance Benefit equal to payment of the Employee's Base Compensation for a period of twelve months.

     h. CHANGE IN CONTROL SEVERANCE BENEFIT. If the Company, or any related entity or successor entity terminates the Employee's employment in anticipation of a reorganization or a "Change in Control", or if the Company, or any related entity or any successor entity terminates the Employee's employment following a Change in Control for any other reasons without "Cause", or if the Employee's employment is "constructively terminated" as defined in Section 8, the Employee shall receive a payment equal to the Employee's Base Compensation for a period of 24 months.

     The Basic Severance Benefit shall be paid to the Employee in accordance with the Company's normal payroll practices or in a single lump sum payment, within the discretion of the Company. However, a Change in Control Severance Benefit shall solely be paid to the Employee in a single lump sum payment. In either case, the applicable severance benefit shall not be paid until eight days after receipt of an executed copy of a General Release by the Company, as provided in Section 3, and the return of all property to the Company, as provided in Section 10. Severance benefit payments shall also be reduced to the extent of any advance payments, for any excess expense reimbursements, and for any amounts owed to the Company by the Employee (other than normal personal residence, home equity and similar loans).

     In the event of the death of the Employee after the commencement of entitlement to any severance benefit payable under Section 4, all benefits shall be paid in a lump sum to the Employee's spouse, or if no spouse exists, to the Employee's estate.

     Notwithstanding any interpretation to the contrary, in no event shall the Employee be entitled to both the Basic Severance Benefit and the Change in Control Severance Benefit.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

83. BENEFITS. Upon the occurrence of any termination of employment by the Company, or any related entity or successor entity without "Cause", or upon the occurrence of a "constructive termination" in accordance with Section 8, the Employee shall be entitled to the following general benefits.

     y. All Base Compensation through the Termination Date shall be paid in accordance with the Company's normal payroll procedures.

     z. All accrued vacation pay shall be included in the Employee's final paycheck.

     aa. The Employee shall be entitled to elect to receive continuation health coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") after his Termination Date, which is the date of the "qualifying event" under COBRA. The Company shall pay the full cost of any COBRA coverage elected by the Employee, or any member of the Employee's immediate family for a period of up to 24 months.

     bb. All medical, group-term life insurance, long-term disability, short-term disability, and other welfare benefits shall be terminated in accordance with the provisions of all plans. The Employee may be entitled to individual conversion privileges under the various policies. The Company shall provide such information to the Employee regarding all individual conversion rights.

     cc. The Employee shall be entitled to a distribution of all benefits under the Company retirement programs, including the Vista Pension and
          Section 401(k) Plans, in accordance with the provisions of all Plan documents. All severance benefits paid in the Plan Year in which the Termination Date occurs (but not any subsequent Plan Years) shall be treated as Compensation for purposes of Employee Salary Reduction Contributions to the Section 401(k) Plan, if permitted in accordance with the provisions of the Section 401(k) Plan, unless the Employee directs otherwise. For purposes of all other Company Contributions, all severance benefits shall be considered as Compensation to the extent required under the Section 401(k) Plan.

     dd. The Employee shall be entitled to exercise any vested Stock Options, in accordance with the provisions of the 1998 Stock Compensation Plan, and any individual Option Agreements.

     ee.  Any executive benefits shall terminate on the Termination Date.

     ff. The Employee shall be entitled to state unemployment benefits, in accordance with the rules for the State of New Jersey.

     Notwithstanding any provision to the contrary, except as provided in this Agreement, the payment of any severance benefits shall not be treated as extending any individual's

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     employment for any employee benefit or employment purposes.

84. VOLUNTARY TERMINATION, RETIREMENT, DEATH AND DISABILITY. The Employee shall not be entitled to any severance benefits in the event of any voluntary termination of employment either before, or after, any Change in Control or other corporate events, unless a "constructive termination" shall occur, as defined in Section 8. Furthermore, notwithstanding any provisions to the contrary, no severance benefits shall be payable in the event the Employee becomes disabled, dies, or otherwise retires in accordance with the normal policies of the Company.

85. DISCHARGE FOR CAUSE. The Company, or any related entity or successor entity may immediately terminate this Agreement and the Employee's employment at any time for "Cause". Upon termination of this Agreement for Cause, the Company shall have no further obligations to the Employee other than to pay for services performed and reimbursement for expenses payable as of the date of such termination, and to provide any benefits as legally required under Section 4. However, the Employee shall have no right to the payment of any Basic Severance or Change in Control Severance Benefits in the event of a termination for "Cause".

86.  CHANGE IN CONTROL.

     g. Upon the occurrence of a "Change in Control" of the Company, including any affiliated or subsidiary companies, followed by the involuntary termination of the Employee's employment within a period of one year after such Change in Control, other than for "Cause", retirement, death or disability, the Employee shall be entitled to receive all severance benefits identified in Sections 4(b) and 5 of this Agreement, and any other benefits to which the Employee is entitled under any other Company programs. Upon the occurrence of a Change in Control and a "Constructive Termination" of the Employee, the Employee shall also have the right to voluntarily terminate the Employee's employment at any time for a period of up to one year after such Change in Control, and to receive the severance benefits identified in
          Section 4(b) and 5. For purposes of this Agreement, a "Constructive Termination" shall mean a resignation by the Employee due to any diminution or adverse change in the circumstances of his employment (as determined by him in good faith), including, without limitation, his reporting relationships, job description, duties, responsibilities, compensation, perquisites, office or location of employment. The specific arrangements referred to above are not intended to exclude the Employee's participation in any other benefits available to executive personnel of the Company or any related entity or successor entity. Upon the occurrence of any of these events, the Employee shall provide the Company with not less than fourteen days prior written notice of resignation given within a reasonable period of time not to exceed three months after the occurrence of the last event giving rise to said Constructive Termination. If the Company in good faith disputes that the Employee is entitled to terminate the Employee's employment due to a Constructive Termination, it shall so inform the Employee in writing within fourteen days of the written notice provided by the

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          Employee. If disputed by the Company, the parties shall promptly proceed to arbitration in accordance with Section 21 of this Agreement. Pending resolution of the dispute by arbitration, the Company shall continue to pay the Employee's Base Compensation and benefits. If it is ultimately determined that the Employee did not have grounds for voluntarily terminating the Employee's employment, the Employee shall return to the Company, without interest, all cash compensation received by the Employee subsequent to the day the Employee's employment was terminated.

     h. If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Company or any related entity or successor entity, constitute "excess parachute payments" within the meaning of Section 280G of the Code that are subject to the excise tax imposed by Section 4999 of the Code (or any successor sections), the Company or any related entity or successor entity shall increase the amounts payable hereunder to the extent necessary to place the Employee in the same after-tax position as he would have been in had no such excise tax been imposed on the payments hereunder. The determination of the amount of any such excise taxes shall initially be made by the independent accounting firm employed by the Company immediately prior to the Change in Control.

          If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, assessment by the Internal Revenue Service or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Company or any related entity or successor entity shall pay the Executive an amount equal to the sum of (A) such additional excise taxes, plus (B) any interest, fines and penalties with respect to such additional excise taxes, plus (C) the amount necessary to reimburse the Executive for any income, excise or other taxes payable by the Executive with respect to the amounts specified in (A) and (B) above and the reimbursement provided by this clause
          (C).

87. TRADE SECRETS, CONFIDENTIAL AND/OR PROPRIETARY INFORMATION. The Employee shall regard and preserve as confidential: (i) all trade secrets and/or other proprietary and/or confidential information belonging to the Company; and (ii) all trade secrets and/or other proprietary and/or confidential information belonging to a third party which have been confidentially disclosed to the Company, which trade secrets and/or other proprietary and/or confidential information described in (i) and (ii) above (collectively, "Confidential Information") have been or may be developed or obtained by or disclosed to the Employee by reason of the Employee's relationship with the Company. The Employee shall not, without written authority from the Company to do so, use for the Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during the term of this Agreement or thereafter, except as required in the course of performance of services under this Agreement, any Confidential Information. This provision shall not apply to the Employee's general

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     expertise and know-how, nor to Confidential Information that has been voluntarily disclosed to the public by the Company, or otherwise entered the public domain through lawful means. Confidential information shall include, but not be limited to, all nonpublic information relating to the Company's (i) business, research, development and marketing plans, strategies and forecasts; (ii) business; (iii) products (whether existing, in development, or being contemplated); (iv) customers' identities, usages, and requirements; (v) reports; (vi) formulas; (vii) specifications; (viii) designs, software and other technology; and (ix) terms of contracts.

88. RETURN OF DOCUMENTS. Upon the termination of the Employee's employment, the Employee shall return all media on which any Confidential Information may be recorded or located, including, without limitation, documents, program source codes, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by the Employee or that come into the Employee's possession by reason of the Employee's relationship hereunder with the Company are the property of the Company and shall be returned to the Company. The Employee shall not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

89.  COVENANT NOT TO COMPETE.

     a. If the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee agrees not to compete for a period of twelve consecutive months, directly or indirectly, through any other person, firm, corporation or other entity, with the Company, anywhere within a radius of 30 miles from 305 Roseberry Street, Phillipsburg, New Jersey 08865 (the "30-mile Radius"), in the performance of banking services, including the operation of branches for any competing entities within the 30-mile Radius or within a 10-mile radius of any branches of the Company or any of its subsidiaries or affiliated entities. The Company and the Employee agree that the Company's business is regional in scope and is highly competitive. The Employee, therefore acknowledges that the scope of this covenant of non-competition is reasonable, and applies in the context of any voluntary or involuntary termination of employment. In the event that any aspect of this covenant is deemed to be unreasonable by a court, the Employee shall submit to the reduction of either the time or territory to such an area or period as the court shall deem reasonable. In the event the Employee violates this covenant, then the time limitation shall be extended for a period of time equal to the pendency of such proceedings, including appeals; or

     b. If the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then the covenant of non-competition and its conditions and provisions in Section 11a shall not

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

          apply; shall be deemed to be null and void; and of no effect.

90. NON-SOLICITATION OF EMPLOYEES. During the course of employment with the Company, the Employee shall come into contact and become familiar with the Company's employees, their knowledge, skills, abilities, salaries, commissions, draws, benefits, and other matters with respect to such employees, all of which information is not generally known to the public, but has been developed, acquired or compiled by the Company at its great effort and expense. Any solicitation, luring away or hiring of such employees of the Company shall be highly detrimental to the business of the Company and may cause serious loss of business and great and irreparable harm. Therefore:

     a. if the Employee is entitled to be paid the Basic Severance Benefit under Section 4a following the Employee's Termination Date, or if the Employee's employment is terminated, voluntarily or involuntarily, for any other reason, except with respect to a change in control of the Company, then the Employee covenants and agrees that, for a period of twelve consecutive months after the Employee's Termination Date, the Employee shall not, directly or indirectly, whether on behalf of the Employee or others, solicit, lure or hire away any employees of the Company and its subsidiaries and affiliates or assist or aid in any such activity; or

     b. if the Employee is entitled to be paid the Change in Control Severance Benefit under Section 4b following the Employee's Termination Date, then this covenant of non-solicitation of employees and its conditions and provisions in Section 12a shall not apply; shall be deemed null and void; and of no effect.

91. WAIVERS. A waiver by either party of any term or condition of this Agreement in any instance shall not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach thereof. All rights, remedies, undertakings or obligations contained in this Agreement shall be cumulative and none of them shall be in limitation of any other right, remedy, undertaking or obligation of either party.

92. SEVERABILITY. If any one or more provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement, but this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

93. INJUNCTION RELIEF. Damages may be an inadequate remedy in the event of an intended, threatened or actual breach by the Employee of any of the provisions of this Agreement. Any breach by the Employee may cause the Company great and irreparable injury and damage. To the extent that such injury and damage can be demonstrated to a court of competent jurisdiction, the Company shall be entitled, without waiving any additional rights or remedies otherwise available to the Company at law, or in equity or by statute, to injunctive and other equitable relief in the event of an intended, threatened, or actual breach by the Employee of any said covenants.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

94. LIABILITY COVERAGE. The Company, and any related entity or successor entities agrees to indemnify the Employee in accordance with the terms of the Vista Bylaws. The Company also agrees to continue to provide any existing officers and directors insurance and/or liability policies covering the Employee through any Termination Date, and shall use its best efforts to continue to maintain the policies in effect at the time of termination or comparable policies covering the Employee for the Employee's period of employment with the Company, and for a period of six years after the date of any termination. In no event shall the Employee receive any lesser officers and directors protection, than is provided to the current active Board of Directors.

95. EXECUTION OF AGREEMENT. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute one and the same instrument.

96. ENTIRE AGREEMENT. This Agreement contains the entire agreement between the Employee and the Company with respect to the transactions contemplated herein, and supersedes all previous written and oral agreements, negotiations, commitments, and understandings between the Company and the Employee with respect to the subject matter of this Agreement. Its terms shall not be altered or otherwise amended except pursuant to an instrument in writing signed by each of the parties hereto and making specific reference to this Agreement.

97. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Employee, his or her heirs, executors, administrators, and legal representations, and the Company, it successors and assigns.

98. AMENDMENT. This Agreement may not be altered, changed, amended or terminated except by written agreement signed by the Employee and the Company.

99. ARBITRATION. Any controversy or claim arising out of or relating to this Agreement shall be settled by arbitration in accordance with the rules of the American Arbitration Association. The arbitration award shall be final and binding and judgement upon the award rendered in such arbitration may be entered in any court having jurisdiction thereof.

100. WRITTEN NOTICES. Any notice, request or other document to be given hereunder by the Company to the Employee or by the Employee to the Company shall be in writing and delivered personally or sent by registered or certified mail, postage prepaid and addressed as follows:

     If to the Company:

     Vista Bancorp, Inc.
     305 Roseberry Street
     Phillipsburg, New Jersey 08865
     Attention:  President

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

     If to the Employee:

     William F. Keefe
     305 Roseberry Street
     Phillipsburg, New Jersey 08865

101. NON-DEFAMATION. During the course of the Employee's employment by the Company, or any related entity or successor entities, or at any time thereafter, the Employee shall not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Company, or any related entity or successor entities, or their reputations, nor shall the Employee assist any other person, firm or company in so doing. The Company also agrees that it will not, directly or indirectly, in public or private, deprecate, impugn or otherwise make any remarks that would tend to or be construed to tend to defame the Employee or the Employee's reputation, nor will the Company assist any other person, firm or entities in engaging in such activities.

102. REFERENCES. After the termination of the Employee's employment with the Company, or any related entity or successor entities, reference inquiries from prospective employers shall be handled by only verifying the Employee's dates of employment, last position held, and levels of Compensation.

103. NEW JERSEY LAW. The Employee and the Company agree that this Agreement and any interpretation thereof shall be governed by the laws of the State of New Jersey.

104. HEADINGS. The headings contained in this Agreement are for reference only. In the event of a conflict between a heading and the context of any Section, the context of the Section shall control.

105. SUCCESSOR OBLIGATIONS. The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Employee expressly to assume and agree to perform all obligations of this Agreement.


WITNESS                                      WILLIAM F. KEEFE

-----------------------------------          -----------------------------------

WITNESS                                      VISTA BANCORP, INC.

-----------------------------------          -----------------------------------

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------------

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                 Vista Bancorp, Inc.
         ---------------------------
             (REGISTRANT)



         Dated: November 14, 2001
               ---------------------


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