Form 10-K
period 2001-12-31
VISTA BANCORP INC
filed 2002-03-22
CIK 831979

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                               -------------  --------------

Commission file Number:  0-21264

                               VISTA BANCORP, INC.
                 (Name of small business issuer in its charter)

NEW JERSEY                                                                      22-2870972
(State or other jurisdiction of                                                 (I.R.S. Employer
incorporation or organization)                                                  Identification Number)

305 Roseberry Street, P.O. Box 5360, Phillipsburg, New Jersey                   08865
(Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code: (908) 859-9500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.50 per share.

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----   ----

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant was: $116.4 million at March 13, 2002.

                  As of March 13, 2002, the Registrant had outstanding 5,350,637 shares of its common stock, par value $0.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  In addition, portions of the Annual Report to stockholders of the Registrant for the year ended December 31, 2001, are incorporated by reference in Part II of this Annual Report.

                                  Page 1 of 93
                            Exhibit Index on Page 35

                               VISTA BANCORP, INC.
                                    FORM 10-K

                                      INDEX
                                      -----

Part                                                                                     Page
----                                                                                     ----

Item 1.       Business.................................................................   3

Item 2.       Properties...............................................................  21

Item 3.       Legal Proceedings........................................................  22

Item 4.       Submission of Matters to a Vote of Security Holders......................  23


Part II
-------

Item 5.       Market for Registrant's Common Equity and Related Stockholder
                Matters................................................................  23

Item 6.       Selected Financial Data..................................................  24

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operation...............................................  24

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk................  24

Item 8.       Financial Statements and Supplementary Data..............................  24

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................  24

Part III
--------

Item 10.      Directors and Executive Officers of the Registrant.......................  24

Item 11.      Executive Compensation...................................................  27

Item 12.      Security Ownership of Certain Beneficial Owners and Management...........  31

Item 13.      Certain Relationships and Related Transactions...........................  32

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........  32

Signatures    .........................................................................  33

Index to Exhibits......................................................................  35


                               VISTA BANCORP, INC.
                                    FORM 10-K

PART I

ITEM 1.  BUSINESS

GENERAL

We are a registered bank holding company and New Jersey business corporation and are headquartered in Phillipsburg, New Jersey. In August of 2000, we combined our then two bank subsidiaries - The Phillipsburg National Bank and Trust Company ("Phillipsburg National") and Twin Rivers Community Bank - into one bank, under the national bank charter of Phillipsburg National, but with a new name: Vista Bank, National Association ("Vista Bank"). Our business consists of the management and supervision of Vista Bank. Our principal sources of income are management fees and dividends paid by Vista Bank. At December 31, 2001, we had, on a consolidated basis, approximately:

      o     $740 million in total assets;
      o     $433 million in loans;
      o     $626 million in deposits; and
      o     $ 60 million in stockholders' equity.

Vista Bank is a national banking association and member of the Federal Reserve System. The deposits of Vista Bank are insured by the Bank Insurance Fund of the FDIC. Vista Bank is a full-service commercial bank providing a range of services and products, including time and demand deposit accounts, consumer, commercial and mortgage loans, and commercial leases to individuals and small to medium-sized business in their market areas. Vista Bank also operates a full-service trust department. At December 31, 2001, Vista Bank had 10 branch banking offices located in the New Jersey counties of Warren and Hunterdon and 6 branch banking offices located in the Pennsylvania counties of Northampton and Lehigh.

We consider our branch banking offices to be a single operating segment, because these branches have similar:

      o     economic characteristics,
      o     products and services,
      o     operating processes,
      o     delivery systems,
      o     customer bases, and
      o     regulatory oversight.

We have not operated any other reportable operating segments in the 3-year period ended December 31, 2001.

As of December 31, 2001, we had 219 employees on a full-time equivalent basis. The Company and Vista Bank are not parties to any collective bargaining agreement and employee relations are considered to be good.

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

RECENT DEVELOPMENTS

On November 19, 2001, we entered into an Agreement and Plan of Merger with United National Bancorp of Bridgewater, New Jersey. Under this agreement, we will merge with and into United National Bancorp. The merger is expected to close during the second quarter of 2002 and United National Bancorp will be the surviving party to this merger.

Moreover, we agreed to merge Vista Bank with and into United Trust Bank, the wholly-owned subsidiary of United National Bancorp. United Trust Bank will be the surviving party to that merger which is expected to close during the third quarter of 2002.

Our stockholders, as well as the stockholders of United National Bancorp, will be solicited at meetings to be held in April or May, 2002 for their approval of these mergers.

SUPERVISION AND REGULATION

The following discussion sets forth the material elements of the regulatory framework applicable to us and Vista Bank and provides certain specific information. This regulatory framework is primarily intended for the protection of investors in our common stock, depositors at Vista Bank and the Bank Insurance Fund that insures bank deposits. To the extent that the following information describes statutory and regulatory provisions, it is qualified by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to us or Vista Bank may have a material effect on our business.

INTERCOMPANY TRANSACTIONS

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act and new Regulation W of the Federal Reserve Board, limit borrowings by us from Vista Bank and also limit various other transactions between ourselves and Vista Bank. For example, Section 23A of the Federal Reserve Act limits to no more than ten percent of its respective total capital the aggregate outstanding amount of Vista Bank's loans and other "covered transactions" with any particular non-bank affiliate (including a financial subsidiary) and limits to no more than 20 percent of its respective total capital the aggregate outstanding amount of Vista Bank's covered transactions with all of their affiliates (including financial subsidiaries). At December 31, 2001, approximately $11.5 million was available for loans to us from Vista Bank.
Section 23A of the Federal Reserve Act also generally requires that Vista Bank's loans to its non-bank affiliates (including financial subsidiaries) be secured, and Section 23B of the Federal Reserve Act generally requires that Vista Bank's transactions with its non-bank affiliates (including financial subsidiaries) be on arm's-length terms. Also, we, Vista Bank and any financial subsidiary are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.

SUPERVISORY AGENCIES

As a national bank and member of the Federal Reserve System, Vista Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency and secondary regulation by the FDIC. Vista Bank is subject to extensive statutes and regulations that significantly affect its business and activities. Vista Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. Vista Bank is also subject to periodic examinations by its regulators to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, leases, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, activities of subsidiaries and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

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

Commercial loans and commercial real estate loans comprised 51% of our total consolidated loans as of December 31, 2001. Commercial loans are typically larger than residential real estate loans and consumer loans. Because our loan portfolio contains a significant number of commercial loans and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and loan charge-offs.

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

We, like other bank holding companies, are required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least four percent and eight percent of their total risk-weighted assets (including certain off-balance sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2001, we met both requirements, with Tier 1 and Total Capital equal to 10.7 percent and 11.9 percent of total consolidated risk-weighted assets.

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

The Federal Reserve Board also requires bank holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of three percent if we have the highest regulatory rating and meet certain other requirements, or of three percent plus an additional cushion of at least one to two percentage points if we do not meet these requirements. At December 31, 2001, our leverage ratio was 7.67 percent.

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

Vista Bank is subject to similar risk-based capital and leverage requirements adopted by the Office of the Comptroller of the Currency. Vista Bank was in compliance with the applicable minimum capital requirements as of December 31, 2001. The Office of the Comptroller of the Currency has not advised Vista Bank of any specific minimum leverage ratio applicable to it.

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

Rules adopted by the Office of the Comptroller of the Currency under FDICIA provide that a bank is deemed to be well capitalized if such bank has a total risk-based capital ratio of ten percent or greater, a Tier 1 risk-based capital ratio of six percent or greater, and a leverage ratio of five percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. As of December 31, 2001, Vista Bank was well-capitalized, based on the prompt corrective action ratios and guidelines described above. It should be noted, however, that a bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and that the capital category may not constitute an accurate representation of Vista Bank's overall financial condition or prospects.

BROKERED DEPOSITS

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it (1) is well capitalized, or (2) is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2001, Vista Bank held no brokered deposits.

DIVIDEND RESTRICTIONS

We are a legal entity separate and distinct from Vista Bank. In general, under New Jersey law, we cannot pay a cash dividend if such payment would render us insolvent. Our revenues consist primarily of management fees and dividends paid by Vista Bank. The National Bank Act limits the amount of dividends Vista Bank can pay to us without regulatory approval. Vista Bank may declare and pay dividends to us to the lesser of:

      o     the level of undivided profits, and
      o absent regulatory approval, an amount not in excess of net income combined with retained net income for the preceding two years.

At December 31, 2001, approximately $12.6 million was available for payment of dividends by Vista Bank.

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

The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF ( in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FDIC established the FICO assessment rates effective for the fourth quarter 2001 at approximately $0.0202 per $100 annually for BIF-assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. In 2001, we paid FICO assessments, on a consolidated basis, of $111 thousand.

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

      o FINANCIAL AND INVESTMENT ADVISORY ACTIVITIES. Acting as investment or financial advisor to any person, including (without, in any way, limiting the foregoing):

                -   Serving as investment adviser (as defined in section 2(a)
                    (20) of the Investment Company Act of 1940, 15 U.S.C. 80a-2
                    (a)(20)), to an investment company registered under that act, including sponsoring, organizing, and managing a closed-end investment company;

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

For the purposes of the CRA regulations and based upon financial information as of December 31, 2001, Vista Bank is deemed to be a large retail institution. Prior to August 21, 2000, Vista Bank's predecessors - Phillipsburg National and Twin Rivers - were evaluated for CRA compliance using the lending, service and investment tests and streamlined procedures, respectively. Each received a "satisfactory" rating.

CONCENTRATION

We are not dependent for deposits nor exposed by loan concentrations to a single customer or to a small group of customers the loss of any one or more of which would have a materially adverse effect on our financial condition.

FINANCIAL SERVICES MODERNIZATION

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which took effect on March 11, 2000. The GLB Act contains some of the most far-reaching changes governing the operations of companies doing business in the financial services industry. The GLB Act eliminates the restrictions placed on the activities of banks and bank holding companies. By creating two new structures - financial holding companies and financial subsidiaries - we and Vista Bank will be allowed to provide a wider array of financial services and products that were reserved only for insurance companies and securities firms. In addition, we can now affiliate with an insurance company and a securities firm.

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

TERRORIST ACTIVITIES

The Federal Bureau of Investigation or FBI has (and will) send our banking regulatory agencies lists of the names of persons suspected of involvement in the September 11, 2001, terrorist attacks on New York City and Washington, DC. Vista Bank has been requested (and will be requested) to search its records for any relationships or transactions with persons on those lists. If Vista Bank finds any relationships or transactions, Vista Bank must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control or OFAC of the Department of the Treasury has (and will) send our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If Vista Bank finds any name on any transaction, account or wire transfer that is on an OFAC list, Vista Bank must freeze such account, file a suspicious activity report and notify the FBI. Vista Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.

SUBPRIME LENDING

In January 2001, our federal banking regulatory agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. Vista Bank does not engage in any subprime lending programs.

In December 2000, the Federal Reserve Board published proposed regulations which would implement the Home Ownership and Equity Protection Act or HOEPA. This Act imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans that Vista Bank currently makes are generally below the rate and fee levels that trigger HOEPA.

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

      Barbara Harding - Chairperson, President and Chief Executive Officer
      David L. Hensley - Senior Executive Vice President, Retail and Commercial
                         Lending Division
      Marc S. Winkler - Senior Executive Vice President, Retail Banking Division William F. Keefe - Executive Vice President, Chief Financial Officer

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

Vista Bank has one wholly-owned subsidiary, Phillipsburg Investment, Inc., a New Jersey investment company. Phillipsburg Investment, Inc. began operations in June 1988. Vista Bank provides investment management services to this subsidiary on a fee-basis for staff time, accounting, rent and other administrative services. As of December 31, 2001, Phillipsburg Investment, Inc. held approximately $130 million in securities available for sale, short term investments and cash on behalf of Vista Bank.

Competition

All phases of Vista Bank's business are highly competitive. Vista Bank's primary market area is the New Jersey counties of Hunterdon and Warren and the Pennsylvania counties of Lehigh and Northampton. In New Jersey, Vista Bank considers its major competitors to be United Trust Bank, headquartered in Bridgewater, New Jersey; PNC Bank Corp., headquartered in Pittsburgh, Pennsylvania; Wachovia Corporation, headquartered in Charlotte, North Carolina; Fleet Financial Group, headquartered in Providence, Rhode Island (which acquired Summit Bank, headquartered in Princeton, New Jersey); and Commerce Bank, headquartered in Cherry Hill, New Jersey. In terms of assets and liabilities, Vista Bank is smaller than its major New Jersey competitors. In Pennsylvania, Vista Bank considers its major competitors to be: Wachovia Corporation, headquartered in Charlotte, North Carolina; Fulton Financial Corporation, headquartered in Lancaster, Pennsylvania; Sovereign Bank, headquartered in Wyomissing, Pennsylvania and Fleet Financial Group, headquartered in Providence, Rhode Island. In terms of assets and liabilities, Vista Bank is smaller than its major Pennsylvania competitors.

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

Our remaining banking centers are described as follows:

                                                                      Square
Location                            Type of Ownership                 Footage      Use
--------                            -----------------                 -------      ---
755 Route 22 West, Suite 20         Leased - $82,500                  16,500       Operations Center
Phillipsburg, NJ  08865             Annual Rental

305 Roseberry Street                Owned                             18,393       Administrative Offices and
Phillipsburg, NJ  08865                                                            Loan Center

115 South Main Street               Owned                              3,276       South Main Street Office
Phillipsburg, NJ  08865

755 Route 22 West, Suite 26         Leased - $24,000                   3,750       Hillcrest Branch Office
Phillipsburg, NJ  08865             Annual Rental

331 Third Avenue                    Owned                              3,220       Alpha Branch Office
Alpha, NJ  08865

716 Route 57                        Owned                              2,500       Greenwich Branch Office
Stewartsville, NJ  08886

1192 Route 22 East,                 Building Owned, Land               3,472       Phillipsburg Mall Branch
Phillipsburg, NJ  08866             Leased - $52,708 Annual Rental                 Office

39 Laneco Plaza                     Leased - $76,608                   2,160       Clinton Branch Office
Route 513 at I-78, Exit 15          Annual Rental
Clinton, NJ  08809

48 West Washington Avenue           Owned                              2,100       Washington Branch Office
Washington, NJ  07882

Route 57 West and                   Owned                              3,139       Washington Township Branch
Mill Pond Road                                                                     Office
Washington, NJ  07882

309 Highway 202                     Building Owned, Land               3,200       Flemington Branch Office
Flemington, NJ  08822               Leased - $33,570 Annual Rental

108 Baltimore Street                Leased - $58,588                   5,600       Trust and Marketing
Phillipsburg, NJ  08865             Annual Rental                                  Department Offices

2925 William Penn Highway           Leased - $91,484                   4,780       Palmer Township Branch
Easton, PA  18045                   Annual Rental                                  Office

61 North Third Street               Owned                              3,500       Easton Branch Office
Easton, PA  18042

2850 Easton Avenue                  Leased - $51,250                   2,645       Butztown Branch Office
Bethlehem, PA  18017                Annual Rental

1003 West Broad Street              Owned                              1,750       Bethlehem Branch Office
Bethlehem, PA  18018

3815 Linden Street                  Leased $114,967                    3,300       Linden St. (191) Branch Office
Bethlehem, PA  18017                Annual Rental

2400 Schoenersville Road            Leased - $114,967                  2,355       Schoenersville Branch Office
Bethlehem, PA  18017                Annual Rental

1225 Route 22 West                  Leased - $56,568                   3,896       Greenwich Station Branch Office
Phillipsburg, NJ 08865              Annual Rental

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

ITEM 3.  LEGAL PROCEEDINGS

On February 26, 2001, Lawrence B. Seidman and Seidman and Associates, LLC (collectively "Seidman") applied to the New Jersey Chancery Court for a temporary restraining order enjoining enforcement of amended Section 204 of Vista's Bylaws. The court issued a letter opinion, dated March 12, 2001, and an order, dated March 13, 2001, which ruled in favor of Vista by denying Seidman's request for injunctive relief. On interlocutory appeal, the Appellate Division affirmed the lower court's decision in favor of Vista to deny Seidman's request by order dated March 16, 2001. Nevertheless, Seidman continued this matter and Vista made a motion for summary judgment which was granted on October 2, 2001, dismissing Seidman's complaint in its entirety. Then, on October 26, 2001, Seidman filed an appeal to the grant of summary judgment. The matter is currently before the Appellate Division which will likely schedule oral argument.

Vista will vigorously continue to contest the Seidman legal action and defend its right to amend Section 204 as it did. It is the opinion of Vista's legal counsel that this legal action will have no material affect on Vista's financial condition or income.

Vista and Vista Bank are not parties to any legal proceedings that could have any significant effect upon Vista's financial condition or income. In addition, Vista and Vista Bank are not parties to any legal proceedings under federal and state environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

We had 893 stockholders of record including individual participants in security position listings and 5,350,637 shares of common stock, par value of $0.50 per share, the only authorized class of common stock, outstanding as of March 13, 2002. Our common stock trades under the symbol "VBNJ."

The table below presents the high and low prices reported for our Common Stock and dividends declared for the periods indicated. The range of high and low prices is based on trade prices reported on The NASDAQ Stock Market. On December 31, 2001, the closing price of a share of our Common Stock on The NASDAQ Stock Market was $ 26.75. All prices have been restated to take into consideration stock splits and stock dividends.


---------------------------------------------------- ---------------- ---------------- --------------
                                                                                       Dividends
2001:                                                   High ($)          Low ($)      Declared ($)
                                                        --------          -------      ------------
First quarter                                            $22.25           $16.43           $.14
---------------------------------------------------- ---------------- ---------------- --------------
Second quarter                                           $21.43           $19.00           $.16
---------------------------------------------------- ---------------- ---------------- --------------
Third quarter                                            $20.60           $18.75           $.16
---------------------------------------------------- ---------------- ---------------- --------------
Fourth quarter                                           $27.50           $16.99           $.16
---------------------------------------------------- ---------------- ---------------- --------------

---------------------------------------------------- ---------------- ---------------- --------------
                                                                                       Dividends
2000:                                                   High ($)          Low ($)      Declared ($)
                                                        --------          -------      ------------
First quarter                                            $15.42           $12.24             $.13
---------------------------------------------------- ---------------- ---------------- --------------
Second quarter                                           $14.35           $12.36             $.14
---------------------------------------------------- ---------------- ---------------- --------------
Third quarter                                            $14.76           $12.86             $.14
---------------------------------------------------- ---------------- ---------------- --------------
Fourth quarter                                           $16.85           $14.17             $.14
---------------------------------------------------- ---------------- ---------------- --------------

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

The auditor's reports from Rudolph, Palitz LLC for the year prior to August 1, 2000 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage McGladrey & Pullen, LLP was not approved by the Board of Directors.

During the two most recent fiscal years and the subsequent interim period preceding the change, there have been no disagreements with Rudolph, Palitz LLC or McGladrey & Pullen, LLP on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

At February 28, 2002, we had ten directors.

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

The following information includes the age of each director as of the date of this report.
--------------------------------------------------------------------------------

CLASS A DIRECTORS WHOSE TERM EXPIRES IN 2002

         BARBARA HARDING, 55
         Director of Vista since 1988; director of Phillipsburg National from 1985 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Chief Executive Officer of Phillipsburg National from 1985 to 1997. Current President and Chief Executive Officer of Vista and current Chairperson of the Board of Directors, President and Chief Executive Officer of Vista Bank.

         MARK A. REDA, 50
         Director of Vista since 1988 and director of Phillipsburg National from 1987 to August 2000. Vice President of Lou Reda, Inc., a vendor of office furniture. Director of Vista Bank from August 2000 to the present.

         J. MARSHALL WOLFF, 55
         Director of Vista since 1998 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. President of Kressler, Wolff & Miller, Inc., an independent insurance agency.
--------------------------------------------------------------------------------

CLASS B DIRECTORS WHOSE TERM EXPIRES IN 2003

         HAROLD J. CURRY, 70
         Director of Vista since 1988; director of Phillipsburg National from 1978 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Chairman of the Board of Directors of Vista. Attorney-at-law.

         DALE F. FALCINELLI, 53
         Director of Vista since 1993 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Principal in D.F. Falcinelli, Inc., a management consulting company.

         BARRY L. HAJDU, 53
         Director of Vista since 1997 and director of Phillipsburg National and Twin Rivers from 1997 to August 2000. Director of Vista Bank from August 2000 to the present. President of Hajdu Construction, Inc., building contractors.

         MARC S. WINKLER, 45
         Director of Vista from 1990 and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Executive Vice President of Vista; President and Chief Executive Officer of Twin Rivers since 1996; President of Twin Rivers from 1990 to 1996. Current Senior Executive Vice President of Vista Bank.
--------------------------------------------------------------------------------

CLASS C DIRECTORS WHOSE TERM EXPIRES IN 2004

         RICHARD A. CLINE, 68
         Director of Vista since 1988; director of Phillipsburg National from 1979 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Vice-Chairman of the Board of Directors of Vista. Retired.

         JAMES T. FINEGAN, JR., 42
         Director of Vista since 1995 and director of Phillipsburg National from 1993 to August 2000. Director of Vista Bank from August 2000 to the present. Ophthalmologist.

         DAVID L. HENSLEY, 55
         Director of Vista since 1988; director of Phillipsburg National from 1985 to August 2000; and director of Twin Rivers from 1990 to August 2000. Director of Vista Bank from August 2000 to the present. Current Executive Vice President of Vista. President and Chief Executive Officer of Phillipsburg National from 1997 to August 2000. President of Phillipsburg National from 1990 to 1997. Chief Operations Officer at Phillipsburg National from 1985 to 1997. Current Senior Executive Vice President of Vista Bank.
--------------------------------------------------------------------------------


                        BOARD OF DIRECTORS' COMPENSATION

DIRECTORS' FEES

Directors' fees, paid only to directors who are not Vista Bank employees, are as follows:

         Fee for each Board of Directors' meeting attended..........  $  500
         Fee for each committee meeting attended....................  $  200
         Annual retainer fee paid to each director..................  $5,000

Directors received in the aggregate in 2001 $105,050 in fees.

PRINCIPAL OFFICERS

Our principal officers are appointed by the Board of Directors and serve at the will of the Board of Directors, subject to certain change in control agreements discussed later in this report. The following information is presented for our principal officers:

------------------------------------ ------------- ---------------- ----------
                                      HELD SINCE   EMPLOYEE SINCE
               NAME & POSITION                                         AGE
------------------------------------ ------------- ---------------- ----------
Harold J. Curry
Chairman of the Board                  1998(1)           (2)           70
------------------------------------ ------------- ---------------- ----------
Barbara Harding
President and CEO                        1988           1965           55
------------------------------------ ------------- ---------------- ----------
David L. Hensley
Executive Vice President                 1988           1983           55
------------------------------------ ------------- ---------------- ----------
Marc S. Winkler
Executive Vice President                 1988           1986           45
------------------------------------ ------------- ---------------- ----------
William F. Keefe
Executive Vice President and Chief       1993           1989           43
Financial Officer
------------------------------------ ------------- ---------------- ----------
(1) Prior to his appointment as Chairman in 1998, Mr. Curry served as a Vice Chairman and a director of Vista Bancorp, Inc.
(2)  Not an employee of Vista or Vista Bank.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive officers and directors and "beneficial owners" of more than ten percent of the Common Stock must file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market pursuant to
Section 16(a).

We have reviewed the reports and written representations from the executive officers and directors. Based on this review, Vista believes that all filing requirements were met during 2001.

ITEM 11. EXECUTIVE COMPENSATION

THIS SECTION CONTAINS CHARTS THAT SHOW THE AMOUNT OF COMPENSATION EARNED BY OUR EXECUTIVE OFFICERS WHOSE SALARY AND BONUS EXCEEDED $100,000 FOR 2001. IT ALSO CONTAINS THE PERFORMANCE GRAPH COMPARING VISTA'S PERFORMANCE RELATIVE TO ITS PEER GROUP AND THE REPORT OF OUR EXECUTIVE COMMITTEE EXPLAINING THE COMPENSATION PHILOSOPHY FOR OUR MOST HIGHLY PAID OFFICERS.

                           SUMMARY COMPENSATION TABLE

------------------------------------------ ------------------------------------------ -------------------- --------------
                                                                                           LONG-TERM
                                                                                         COMPENSATION
                                                                                      --------------------
                                                      ANNUAL COMPENSATION              AWARDS    PAYOUTS
------------------------------------------ ------------------------------------------ --------- ----------
                                                                       OTHER ANNUAL               LTIP       ALL OTHER
                                                    SALARY    BONUS    COMPENSATION   OPTIONS    PAYOUTS   COMPENSATION
            NAME AND POSITION               YEAR     ($)      ($)(1)      ($)(2)       (#)(3)    ($)(4)       ($)(5)
------------------------------------------ ------- --------- --------- -------------- --------- ---------- --------------
Barbara Harding                             2001   221,702   204,523      15,330        ---        ---        258,767
PRESIDENT AND CHIEF EXECUTIVE OFFICER OF    2000   215,228    71,687      19,584        ---       6,679         ---
VISTA AND CHAIRPERSON, PRESIDENT AND        1999   208,962    50,746      19,501        ---      14,405         ---
CHIEF EXECUTIVE OFFICER OF VISTA BANK
------------------------------------------ ------- --------- --------- -------------- --------- ---------- --------------
David L. Hensley                            2001   177,190    68,443      17,887        ---        ---          ---
EXECUTIVE  VICE  PRESIDENT  OF VISTA  AND   2000   172,016    57,222      22,573        ---       5,685         ---
SENIOR  EXECUTIVE VICE PRESIDENT OF VISTA   1999   166,998    40,556      22,730        ---      12,278         ---
BANK
------------------------------------------ ------- --------- --------- -------------- --------- ---------- --------------
Marc S. Winkler                             2001   167,128    64,553      20,130        ---        ---          ---
EXECUTIVE  VICE  PRESIDENT  OF VISTA  AND   2000   162,240    54,039      17,716        ---        ---          ---
SENIOR  EXECUTIVE VICE PRESIDENT OF VISTA   1999   157,534    38,255      15,913        ---       2,529         ---
BANK
------------------------------------------ ------- --------- --------- -------------- --------- ---------- --------------
William F. Keefe                            2001   129,480    57,008      16,779        ---        ---          ---
EXECUTIVE   VICE   PRESIDENT   AND  CHIEF   2000   125,684    41,851      16,376        ---       5,685         ---
FINANCIAL OFFICER OF VISTA AND VISTA BANK   1999   121,992    29,623      14,896        ---      12,278         ---
------------------------------------------ ------- --------- --------- -------------- --------- ---------- --------------

(1) INCLUDES THE CASH BONUS AWARD UNDER THE EMPLOYEE INCENTIVE PLAN. OF THE TOTAL BONUS PAID TO MRS. HARDING IN 2001, $85,636 REPRESENTS THE ANNUAL PERFORMANCE PAYMENT FOR 2000 WITH THE BALANCE REPRESENTING THE ANNUAL PERFORMANCE BONUS PAYMENT FOR 2001.
(2) INCLUDES DIRECTORS' FEES; LIFE, MEDICAL AND DISABILITY INSURANCE PREMIUMS; 401(K) MATCHING CONTRIBUTIONS; AUTOMOBILE USE AND SOCIAL CLUB DUES.
(3) INCLUDES OPTION GRANTS UNDER THE 1998 STOCK COMPENSATION PLAN. UPON A "CHANGE IN CONTROL" AS DEFINED IN THE SEVERANCE AGREEMENTS, OPTIONS BECOME IMMEDIATELY AND FULLY EXERCISABLE.
(4) REPRESENTS THE DOLLAR VALUE OF VISTA COMMON STOCK AWARDED UNDER THE EMPLOYEE INCENTIVE PLAN.
(5)  REPRESENTS REPORTABLE INCOME DERIVED FROM THE SALE OF STOCK OPTIONS.

                              SEVERANCE AGREEMENTS

Vista entered into severance agreements with its key executive officers. The executive officers who entered into these agreements were:

      Barbara Harding    -  President and Chief Executive Officer
      David L. Hensley   -  Executive Vice President
      Marc S. Winkler    -  Executive Vice President
      William F. Keefe   -  Executive Vice President and Chief Financial Officer

Through the merger, United National Bancorp has offered Messrs. Hensley and Keefe positions that are a diminution in the circumstances of their current employment at Vista. Mrs. Harding and Mr. Winkler will not be employees of United after the completion of the merger. These employment changes constitute a "constructive termination" after a change in control of Vista as that term is defined in these severance agreements.

Therefore, these agreements provide that each executive shall receive a lump sum payment equal to the employee's base compensation as defined under the agreements if he or she has been constructively terminated following a change of control. The amounts of these lump sum payments are determined by multiplying the following number of months by the executive's base salary at the Effective Time of the merger.

                                                 Change in Control
                NAME                          SEVERANCE (# OF MONTHS)
                ----                          -----------------------
                Barbara Harding                          36
                David L. Hensley                         24
                Marc S. Winkler                          24

                William F. Keefe                         24

In addition to this severance payment, an executive who is constructively terminated is also entitled to all salary through the termination date; all accrued vacation pay; continued family health coverage (24 months for Messrs. Hensley, Winkler and Keefe, and 36 months for Mrs. Harding) after termination; all distributions and vesting rights under applicable retirement plans; right to exercise any vested or unvested stock options; and vesting of any unvested stock grants under the ROE Plan, as the applicable case may be.

                            VISTA SEVERANCE PAY PLAN

Vista has a severance policy for its employees who do not have a severance agreement and lose their jobs through no fault of their own as a result of the proposed merger.

An employee who terminates employment for Good Reason within 12 months following the completion date of the merger is eligible to receive a severance benefit under this plan. Good Reason means: a decrease in the base salary of the employee after the completion of the merger; or a required relocation of the employee's place of employment to a place that is more than 50 miles from the employee's place of employment immediately before the completion of the merger or from a place that was agreed to when the employee accepted the position with United.

The amount of severance will be paid in a lump sum and is based on job level and years of service. The maximum amount of severance is 104 weeks of salary under this severance pay plan.

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

The Executive Committee annually conducts a full review of the performance of Vista and its executives in determining compensation levels. For 2001, the Executive Committee considered various qualitative and quantitative indicators of Vista and individual performance in determining the level of compensation for Vista's Chief Executive Officer and its other executive officers. The review included an evaluation of Vista's performance both on a short- and long-term basis. This review included an analysis of quantitative measures, such as growth in earnings, earnings per share, and Return on Equity. The Executive Committee considered also qualitative measures such as leadership, experience, strategic direction, community representation and social responsibility. The Executive Committee has been sensitive to management's maintaining a balance between actions that foster long-term value creation and short-term performance. In addition, the Executive Committee evaluates total executive compensation in light of the operational and financial performance and compensation practices of the commercial banking industry in the Mid-Atlantic region.

Depending on Vista's performance and individual performance, the Executive Committee determines appropriate base salary and annual bonuses. However, the Compensation Committee determines the award of stock options for Vista's executives. In 2001, the Executive and Compensation Committees did not apply any specific quantitative formulae in arriving at their respective compensation decisions on base salary.

COMPONENTS OF EXECUTIVE COMPENSATION

BASE SALARY

Base salaries are reviewed each year and generally adjusted relative to individual performance and competitive salaries with the commercial banking industry in the Mid-Atlantic region. Actual salaries will continue to be set according to the scope of the responsibilities of each executive officer's position.

1998 STOCK COMPENSATION PLAN

The Compensation Committee made no grants under this plan in 2001. Information on these grants is set forth in the chart "Aggregated Option Exercises in 2001 and Year-End Option Values." The Compensation Committee believes that these stock options align the interests of the executives with those of the stockholders by encouraging management to focus on total stockholder return and providing them an opportunity to share more directly in the creation of Vista value.

                             Submitted By The Members Of The Executive Committee


                             Richard A. Cline                    Barry Hajdu
                             Harold J. Curry                     Mark A. Reda


                     AGGREGATED OPTION EXERCISES IN 2001 AND
                             YEAR-END OPTION VALUES
                          (AS OF DECEMBER 31, 2001)(1)

-------------------- -------------- ---------------- --------------------------------- -------------------------------
                                                                                          VALUE OF IN-THE-MONEY
                                                         NUMBER OF UNEXERCISED            UNEXERCISED OPTIONS AT
                        SHARES                             OPTIONS AT YEAR-END                   YEAR-END (2)
                       ACQUIRED          VALUE       --------------------------------  -------------------------------
                      ON EXERCISE      REALIZED        EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
       NAME             (#)(E)            ($)              (#)              (#)             ($)             ($)
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
Barbara Harding         22,920          258,767            -0-              -0-             -0-             -0-
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
David L. Hensley          -0-             -0-             9,550            3,183          111,162          37,050
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
Marc S. Winkler           -0-             -0-             9,550            3,183          111,162          37.050
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------
William F. Keefe         9,550          114,027            -0-             3,183            -0-            37,050
-------------------- -------------- ---------------- ---------------- ---------------- --------------- ---------------

(1) ALL SHARE NUMBERS IN THE TABLE HAVE BEEN ADJUSTED TO REFLECT STOCK DIVIDENDS PAID FROM 1998 THROUGH 2001.
(2) CLOSING PRICE OF VISTA COMMON STOCK ON DECEMBER 31, 2001 WAS $26.75.

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

Estimated annual benefits payable upon retirement at normal retirement age (age
65) for each named executive are as follows:

                     Barbara Harding           $146,329
                     David L. Hensley          $ 78,895
                     Marc S. Winkler           $140,236
                     William F. Keefe          $121,609

These estimates are based on the assumption that base salaries will increase at an annual rate of 5% and assumes that no bonuses will be paid after 2001; the Social Security Taxable Wage Base will increase 5% per year; the federal limit on maximum compensation will grow at a ratio of 3% per year; and the maximum limit on plan benefits will increase such that it will not limit benefits for these employees.

Vista has also a 401(k) retirement savings plan. Under the 401(k) retirement savings plan, employee contributions are partially matched by Vista. Such matching becomes vested proportionally over five years of credited service.


                           FIVE-YEAR PERFORMANCE GRAPH

The following graph and table compare the cumulative total stockholder return on Vista's Common Stock during the five-year period ending on December 31, 2001, with (i) the cumulative total return on the SNL Securities Corporate Performance Index(1) for-publicly-traded banks with total assets between $500 million and $1 billion in the Middle Atlantic area(2), and, (ii) the cumulative total return for all United States stocks traded on the NASDAQ Stock Market. The comparison assumes the value of the investment in Vista Common Stock and each index was $100 on December 31, 1996, and assumes further the reinvestment of dividends into the applicable securities. The stockholder return shown on the graph and table below is not necessarily indicative of future performance.

    [The following was represented as a line chart in the printed material.]


                                                               PERIOD ENDING
                              -------------------------------------------------------------------------------
INDEX                           12/31/96       12/31/97     12/31/98      12/31/99     12/31/00     12/31/01
-------------------------------------------- ------------- ------------ ------------- ------------ ----------
Vista Bancorp, Inc.              100.00         141.41       172.26        147.83       165.10       276.78
NASDAQ - Total US                100.00         122.48       172.68        320.89       193.01       153.15
SNL $500M-$1B Bank Index         100.00         162.56       159.83        147.95       141.62       183.73

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

                 STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

This table indicates the number of shares of Common Stock owned by the executive officers and/or directors as of February 28, 2002. The aggregate number of shares owned by all directors and executive officers is 12.86%. Unless otherwise noted, each individual has sole voting and investment power for the shares indicated below.


----------------------------------------- ----------------------------------------------------------------------------
                                            AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED AS OF FEBRUARY 28, 2002
                                          -------------------------------------- -------------------------------------
                                                                                         AGGREGATE NUMBER OF
                  NAME                                 OPTIONS (1)                  SHARES BENEFICIALLY OWNED (2)
----------------------------------------- -------------------------------------- -------------------------------------
Richard A. Cline                                           ---                                 270,584
----------------------------------------- -------------------------------------- -------------------------------------
Harold J. Curry                                            ---                                 117,224
----------------------------------------- -------------------------------------- -------------------------------------
Dale F. Falcinelli                                         ---                                   5,347
----------------------------------------- -------------------------------------- -------------------------------------
James T. Finegan, Jr.                                      ---                                  44,586
----------------------------------------- -------------------------------------- -------------------------------------
Barry L. Hajdu                                             ---                                  52,294
----------------------------------------- -------------------------------------- -------------------------------------
Barbara Harding                                            ---                                  32,542(4)
----------------------------------------- -------------------------------------- -------------------------------------
David L. Hensley                                         12,733                                 27,428
----------------------------------------- -------------------------------------- -------------------------------------
William F. Keefe                                          3,183                                 38,576(4)
----------------------------------------- -------------------------------------- -------------------------------------
Mark A. Reda                                               ---                                  80,457
----------------------------------------- -------------------------------------- -------------------------------------
Marc S. Winkler                                            ---                                  21,371
----------------------------------------- -------------------------------------- -------------------------------------
J. Marshall Wolff                                          ---                                  12,384
----------------------------------------- -------------------------------------- -------------------------------------
Directors and Officers as a Group (3)                    15,916                                688,241
----------------------------------------- -------------------------------------- -------------------------------------

(1)  INCLUDES OPTIONS EXERCISABLE WITHIN 60 DAYS OF FEBRUARY 28,2002.
(2) INCLUDES AMOUNTS LISTED IN THE OPTIONS COLUMN PLUS SHARES HELD (A) DIRECTLY, (B) JOINTLY WITH A SPOUSE, (C) INDIVIDUALLY BY SPOUSE, (D) BY THE TRANSFER AGENT IN THE VISTA DIVIDEND REINVESTMENT ACCOUNT, AND (E) IN VARIOUS TRUSTS AND CUSTODIAL ACCOUNTS.
(3) INCLUDES 10 DIRECTORS, 3 NOMINEES FOR DIRECTOR, 6 OFFICERS - 11 PERSONS IN TOTAL.
(4) INCLUDES 14,552 SHARES HELD IN VISTA'S PENSION PLAN OF WHICH MRS. HARDING AND MR. KEEFE ARE CO-TRUSTEES WHO SHARE INVESTMENT AND VOTING POWER WITH RESPECT TO THESE SHARES. MRS. HARDING AND MR. KEEFE DISCLAIM ANY BENEFICIAL OWNERSHIP INTEREST WITH RESPECT TO SHARES HELD IN THE PENSION PLAN.

                    VOTING STOCK OWNED BY "BENEFICIAL OWNER"

The following are the persons or entities known by Vista to own beneficially more than five percent of the Common Stock as of February 28, 2002.


-------------------------------------------- ------------------------------- ------------------------------
              Name and Address                      Number of Shares               Percent of Class
-------------------------------------------- ------------------------------- ------------------------------
Richard A. Cline
813 South Main Street                                  270,584                           5.06%
Stewartsville, New Jersey  08886
-------------------------------------------- ------------------------------- ------------------------------
Vista Bank, NA
305 Roseberry Street, P.O. Box 5360                    271,077 (1)                       5.06%
Phillipsburg, New Jersey  08865
-------------------------------------------- ------------------------------- ------------------------------
Valley National Bank
1455 Valley Road                                       518,545 (2)                       9.69%
Wayne, New Jersey  07470
-------------------------------------------- ------------------------------- ------------------------------

(1) VISTA BANK'S TRUST DEPARTMENT HOLDS OR VOTES THESE SHARES IN VARIOUS FIDUCIARY CAPACITIES AND VISTA'S OFFICERS VOTE SOME OF THESE SHARES UNDER THE EMPLOYEE RETIREMENT PLAN.
(2) ACCORDING TO THE SCHEDULE 13D FILED WITH VISTA, VALLEY NATIONAL BANCORP IS THE PARENT BANK HOLDING COMPANY FOR THE VALLEY NATIONAL BANK. VALLEY NATIONAL BANCORP DISCLOSED THAT IT HAD NO PLANS TO INCREASE ITS OWNERSHIP INTEREST ABOVE 9.99% OF THE COMMON STOCK OR TO EFFECT ANY MERGER, REORGANIZATION, TENDER OFFER, EXCHANGE OFFER OR ANY OTHER TYPE OF TRANSACTION INVOLVING VISTA. FURTHERMORE, VALLEY NATIONAL BANK MADE CERTAIN COMMITMENTS TO THE FEDERAL RESERVE BOARD, WHICH WERE, AMONG OTHERS, THAT WITHOUT PRIOR APPROVAL OF THE FEDERAL RESERVE BOARD, IT WOULD NOT: SEEK ANY REPRESENTATION ON THE VISTA BOARD OF DIRECTORS; EXERCISE ANY CONTROLLING INFLUENCE OVER VISTA MANAGEMENT OR POLICIES; AND SOLICIT OR PARTICIPATE IN SOLICITING PROXIES WITH RESPECT TO ANY MATTER PRESENTED TO VISTA STOCKHOLDERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We encourage our directors and executive officers to have banking and financial transactions with Vista Bank. All of these transactions are made on comparable terms and with similar interest rates as those prevailing for other customers.

The total consolidated loans made by Vista Bank at December 31, 2001, to our directors and officers as a group, members of their immediate families and companies in which they have a 10% or more ownership interest was $6.2 million or 10.3 % of our total consolidated capital accounts. The largest amount for all of these loans in 2001 was $6.2 million or 10.3 % of our total consolidated capital accounts. During 2001, advances and repayments on these loans were $8.8 million and $8.2 million, respectively. These loans did not involve more than the normal risk of collectibility nor did they present other unfavorable features.

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

(b)   Reports on Form 8-K

      On November 19, 2001 we filed Form 8-K announcing that Vista Bancorp and its wholly owned subsidiary bank, Vista Bank, N.A. had entered into an Agreement and Plan of Merger with United National Bancorp and its wholly owned subsidiary bank, United Trust Bank. United National Bancorp and United Trust Bank will be the surviving entities to their respective mergers.

(c)   Exhibits required by Item 601 of Regulation S-K:


Exhibit Number Referred to
ITEM 601 OF REGULATION S-K                DESCRIPTION OF EXHIBIT
---------------------------               ----------------------
                    2                            None.
                    3                            None.
                    4                            None.
                    9                            None.
                   10                            None.
                   11                            None.
                   12                            None.
                   13                   Portions of the Annual Report to Stockholders for
                                        Fiscal Year Ended December 31, 2001.
                   16                            None.
                   18                            None.
                   21                   List of Subsidiaries of the Company.
                   22                            None.
                   23                   Consent of McGladrey & Pullen, LLP, Certified Public
                                        Accountants
                   24                            None.
                   99                   SEC Guide 3 Financial Information.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA BANCORP, INC.
         (Issuer)


         By:      /s/ Barbara Harding                    Date:  March 21, 2002
                  ---------------------------
                  Barbara Harding
                  President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Barbara Harding                             Date:  March 21, 2002
         -------------------------------
         Barbara Harding
         President, Chief Executive Officer
         and Director (Chief Executive Officer)


By:      /s/ Richard A. Cline                            Date:  March 21, 2002
         -------------------------------
         Richard A. Cline
         Director


By:      /s/ Harold J. Curry                             Date:  March 21, 2002
         -------------------------------
         Harold J. Curry
         Director and Chairman of the Board


By:      /s/ Dale F. Falcinelli                          Date:  March 21, 2002
         -------------------------------
         Dale F. Falcinelli
         Director


By:      /s/ James T. Finegan, Jr.                       Date:  March 21, 2002
         -------------------------------
         James T. Finegan, Jr.
         Director

By:      /s/ Barry L. Hajdu                              Date:  March 21, 2002
         -------------------------------
         Barry L. Hajdu
         Director


By:      /s/ David L. Hensley                            Date:  March 21, 2002
         -------------------------------
         David L. Hensley
         Director and Executive Vice President


By:      /s/ Mark A. Reda                                Date:  March 21, 2002
         -------------------------------
         Mark A. Reda
         Director


By:      /s/ Marc S. Winkler                             Date:  March 21, 2002
         -------------------------------
         Marc S. Winkler
         Director and Executive Vice President


By:      /s/ J. Marshall Wolff                           Date:  March 21, 2002
         -------------------------------
         J. Marshall Wolff
         Director


By:      /s/ William F. Keefe                            Date:  March 21, 2002
         -------------------------------
         William F. Keefe
         Executive Vice President and
          Chief Financial Officer
         (Chief Financial and
          Accounting Officer)

                                INDEX TO EXHIBITS


ITEM NUMBER                         DESCRIPTION                            PAGE

       13       Portions of the Annual Report to
                   Stockholders for Fiscal Year
                   Ended December 31, 2001..............................   36

       21       List of Subsidiaries of the Company.....................   86

       23       Consent of McGladrey & Pullen, LLP
                   Certified Public Accountants.........................   87

       99       SEC Guide 3 Financial Information........................  89