Form 10-Q
period 2002-03-31
VISTA BANCORP INC
filed 2002-05-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 2002
                              --------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to
                                -----------------------    ---------------------

Commission file number                    0-21264
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

     As of May 1, 2002, there were 5,350,637 shares of $.50 par value Common Stock outstanding.


                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended March 31, 2002

                                      Index
                                      -----
                                                                                                        Page
PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements:

               Consolidated Balance Sheets - March 31, 2002
                    and December 31, 2001............................................................... 3

               Consolidated Statements of Income - Three Months
                    Ended March 31, 2002 and 2001........................................................4

               Consolidated Statements of Changes in Shareholders' Equity - Three
                    Months Ended March 31, 2002 and 2001.................................................5

               Consolidated Statements of Cash Flows - Three Months
                    Ended March 31, 2002 and 2001........................................................6

               Notes to Consolidated Financial Statements ...............................................7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................11


PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................................................24

ITEM 2.    Changes in Securities .......................................................................24

ITEM 3.    Defaults Upon Senior Securities .............................................................24

ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................24

ITEM 5.    Other Information............................................................................24

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................24


VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------


CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                                   March 31,   December 31,
Amounts in Thousands (except per share and share data)                                               2002          2001
---------------------------------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents:
                 Cash and due from banks                                                           $  17,840    $  24,474
                 Federal funds sold                                                                   38,000        2,000
                 Short-term investments                                                                6,342       49,600
---------------------------------------------------------------------------------------------------------------------------
                                Total Cash and Cash Equivalents                                       62,182       76,074
---------------------------------------------------------------------------------------------------------------------------

Securities available for sale (Amortized cost: $203,153 and $197,486 in 2002 and 2001,
                 respectively)                                                                       204,431      200,088
---------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:
                 Mortgage                                                                            116,221      120,557
                 Commercial                                                                          221,010      222,198
                 Consumer                                                                            101,215       96,565
---------------------------------------------------------------------------------------------------------------------------
                                Total Loans                                                          438,446      439,320
                 Allowance for loan losses                                                            (6,572)      (6,375)
---------------------------------------------------------------------------------------------------------------------------
                                Total Net Loans                                                      431,874      432,945
---------------------------------------------------------------------------------------------------------------------------

Premises and equipment                                                                                 7,831        7,991
Accrued interest receivable                                                                            3,485        3,512
Other assets                                                                                           4,706        5,121
Bank owned life insurance                                                                             14,177       14,351
---------------------------------------------------------------------------------------------------------------------------
                                               Total Assets                                        $ 728,686    $ 740,082
==========================================================================================================================

Liabilities and Shareholders' Equity

Deposits:
                 Demand:
                                Noninterest-bearing                                                $  70,073    $  80,680
                                Interest-bearing                                                     110,545      112,220
                 Savings                                                                             166,701      162,644
                 Time                                                                                269,012      269,984
---------------------------------------------------------------------------------------------------------------------------
                                Total Deposits                                                       616,331      625,528
---------------------------------------------------------------------------------------------------------------------------

Borrowed funds                                                                                        41,456       39,064
Long-term debt                                                                                         6,000       12,000
Accrued interest payable                                                                                 674          721
Other liabilities                                                                                      3,943        2,738
---------------------------------------------------------------------------------------------------------------------------
                                               Total Liabilities                                     668,404      680,051
---------------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
                 Common stock:  $.50 par value; shares authorized 10,000,000; shares issued,
                                5,430,437 and 5,417,704 at March 31, 2002 and December 31, 2001,
                                respectively                                                           2,715        2,709
                 Paid-in capital                                                                      37,245       37,067
                 Retained earnings                                                                    20,999       19,951
                 Treasury Stock (79,800 shares)                                                       (1,597)      (1,597)
                 Accumulated other comprehensive income                                                  920        1,901
---------------------------------------------------------------------------------------------------------------------------
                                Total Shareholders' Equity                                            60,282       60,031
---------------------------------------------------------------------------------------------------------------------------
                                               Total Liabilities and Shareholders' Equity          $ 728,686    $ 740,082
==========================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                                      Three Months Ended March 31,
Amounts in Thousands (except per share and share data)                                                   2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Interest Income:
         Interest and fees on loans                                                                   $    7,987      $    9,289
         Interest on federal funds sold                                                                      103             305
         Interest on short-term investments                                                                   92              15
         Interest on securities:
                 Taxable                                                                                   2,539           2,614
                 Nontaxable                                                                                  429             414
---------------------------------------------------------------------------------------------------------------------------------
                         Total Interest Income                                                            11,150          12,637
---------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
         Interest on deposits                                                                              3,715           5,730
         Interest on borrowed funds                                                                          227             359
         Interest on long-term debt                                                                          157             224
---------------------------------------------------------------------------------------------------------------------------------
                         Total Interest Expense                                                            4,099           6,313
---------------------------------------------------------------------------------------------------------------------------------
                                 Net Interest Income                                                       7,051           6,324
---------------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses                                                                                    425             225
---------------------------------------------------------------------------------------------------------------------------------
                                 Net Interest Income after Provision for Loan Losses                       6,626           6,099
---------------------------------------------------------------------------------------------------------------------------------

Noninterest Income:
         Service charges on deposit accounts                                                                 609             522
         Other service charges                                                                               239             245
         Net gains on sales of securities                                                                    187              85
         Net gain on sales of SBA loans                                                                     --                22
         Trust and Asset Management Revenues                                                                  98              86
         Income on Life Insurance                                                                            586            --
         Other income                                                                                         95             106
---------------------------------------------------------------------------------------------------------------------------------
                         Total Noninterest Income                                                          1,814           1,066
---------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense:
         Salaries and benefits                                                                             2,313           2,332
         Occupancy expense                                                                                   563             551
         Furniture and equipment expense                                                                     598             661
         Marketing expense                                                                                   177             199
         Other expense                                                                                     1,016             967
---------------------------------------------------------------------------------------------------------------------------------
                         Total Noninterest Expense                                                         4,667           4,710
---------------------------------------------------------------------------------------------------------------------------------
                                 Income Before Provision for Income Taxes                                  3,773           2,455

Provision for Income Taxes                                                                                 1,013             659
---------------------------------------------------------------------------------------------------------------------------------
                                     Net Income                                                       $    2,760      $    1,796
---------------------------------------------------------------------------------------------------------------------------------

                                     Basic and Diluted earnings per Share                             $     0.52      $     0.33
---------------------------------------------------------------------------------------------------------------------------------

                                     Weighted Average Number of Common Shares Outstanding              5,346,251       5,351,637
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements


Vista Bancorp, Inc. and Subsidiaries
------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


       For the Three Months Ended March 31, 2001 and 2002


Amounts in Thousands                                                  Shares        Common      Paid-in       Retained      Treasury
(except per share and share data)                                     Issued        Stock       Capital       Earnings       Stock
====================================================================================================================================
Balance, December 31, 2000                                          5,107,845    $    2,554    $   30,782    $   20,607    $     --

    Comprehensive Income:
       Net income - 2001                                                   --            --            --         1,796          --
       Other comprehensive income, net of income taxes
          Net unrealized appreciation in the
          fair value of securities available for sale                      --            --            --            --          --


    Comprehensive income:

    Cash dividends - $.14 per share                                        --            --            --          (761)         --

    Net proceeds from issuance of common stock                         18,570             9           325            --          --

    5% Stock dividend                                                 254,916           127         5,392        (5,519)         --

    Purchase of treasury stock                                             --            --            --            --        (546)

    Retirement of treasury stock                                      (28,100)          (14)         (532)           --         546
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001 (Unaudited)                                 5,353,231    $    2,676    $   35,967    $   16,123    $     --
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Accumulated
                                                                     Other         Total
Amounts in Thousands                                             Comprehensive  Shareholders'
(except per share and share data)                                    Income        Equity
=============================================================================================
Balance, December 31, 2000                                         $       28   $   53,971

    Comprehensive Income:
       Net income - 2001                                                   --        1,796
       Other comprehensive income, net of income taxes
          Net unrealized appreciation in the
          fair value of securities available for sale                   1,695        1,695
                                                                                ----------

    Comprehensive income:                                                            3,491

    Cash dividends - $.14 per share                                        --         (761)

    Net proceeds from issuance of common stock                             --          334

    5% Stock dividend                                                      --           --

    Purchase of treasury stock                                             --         (546)

    Retirement of treasury stock                                           --           --
--------------------------------------------------------------------------------------------
Balance, March 31, 2001 (Unaudited)                                $    1,723   $   56,489
--------------------------------------------------------------------------------------------




Amounts in Thousands                                                  Shares        Common      Paid-in       Retained      Treasury
(except per share and share data)                                     Issued        Stock       Capital       Earnings       Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                          5,417,704    $    2,709    $   37,067    $   19,951    $ (1,597)

    Comprehensive Income:
       Net income - 2002                                                   --            --            --         2,760          --
       Other comprehensive (loss), net of income taxes
          Net unrealized depreciation in the
          fair value of securities available for sale                      --            --            --            --          --


    Comprehensive income:

    Cash dividends - $.32 per share                                        --            --            --        (1,712)         --

    Net proceeds from issuance of common stock                         12,733             6           178            --          --

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002 (Unaudited)                                 5,430,437    $    2,715    $   37,245    $   20,999    $ (1,597)
====================================================================================================================================

                                                                  Accumulated
                                                                     Other         Total
Amounts in Thousands                                             Comprehensive  Shareholders'
(except per share and share data)                                    Income        Equity
--------------------------------------------------------------------------------------------
Balance, December 31, 2001                                         $    1,901   $   60,031

    Comprehensive Income:
       Net income - 2002                                                   --        2,760
       Other comprehensive (loss), net of income taxes
          Net unrealized depreciation in the
          fair value of securities available for sale                    (981)        (981)
                                                                                 ----------

    Comprehensive income:                                                            1,779

    Cash dividends - $.32 per share                                        --       (1,712)

    Net proceeds from issuance of common stock                             --          184

--------------------------------------------------------------------------------------------
Balance, March 31, 2002 (Unaudited)                                $      920    $  60,282
=============================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements


VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in Thousands
(Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           2002                    2001
                                                                                        ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
       NET INCOME                                                                       $     2,760            $     1,796
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
        PROVIDED BY OPERATING ACTIVITIES:
               DEPRECIATION AND AMORTIZATION                                                    338                    280
               PROVISION FOR DEFERRED TAXES                                                     (84)                     -
               PROVISION FOR LOAN LOSSES                                                        425                    225
               DECREASE IN ACCRUED INTEREST RECEIVABLE                                           27                    320
               DECREASE IN ACCRUED INTEREST PAYABLE                                             (47)                  (105)
               NET CHANGE IN OTHER ASSETS AND OTHER LIABILITIES                               1,194                   (789)
               NET AMORTIZATION (ACCRETION) ON SECURITIES                                        69                     (1)
               NET GAINS ON SALES OF SECURITIES                                                (187)                   (85)
               NET GAIN ON SALES OF LOANS                                                         -                    (22)
---------------------------------------------------------------------------------------------------------------------------------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES                         4,495                  1,619
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                             12,740                  4,775
       PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                  12,665                 14,140
       PURCHASES OF SECURITIES AVAILABLE FOR SALE                                           (30,944)               (17,232)
       NET DECREASE IN LOANS                                                                    784                  7,535
       PROCEEDS FROM SALES OF LOANS                                                               -                    358
       NET CAPITAL EXPENDITURES                                                                (155)                  (321)
---------------------------------------------------------------------------------------------------------------------------------
                            NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES             (4,910)                 9,255
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       NET (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                                (8,225)                 6,653
       NET (DECREASE) INCREASE IN TIME DEPOSITS                                                (972)                   892
       NET INCREASE (DECREASE) IN BORROWED FUNDS                                              2,392                 (4,979)
       NET (DECREASE) INCREASE IN LONG-TERM DEBT                                             (6,000)                 2,500
       NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                               184                    334
       NET TREASURY STOCK TRANSACTIONS                                                           --                   (546)
       CASH DIVIDENDS PAID                                                                     (856)                  (761)
---------------------------------------------------------------------------------------------------------------------------------
                            NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES            (13,477)                 4,093
---------------------------------------------------------------------------------------------------------------------------------

                              NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (13,892)                14,967
                              CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 76,074                 37,769
---------------------------------------------------------------------------------------------------------------------------------
                              CASH AND CASH EQUIVALENTS, END OF PERIOD                  $    62,182            $    52,736
=================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       INTEREST PAID                                                                    $     4,146            $     6,418
       INCOME TAXES PAID                                                                          -                      -

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING ACTIVITIES:
       TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED                                           40                     40


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

        The accompanying consolidated financial statements of Vista Bancorp, Inc. and its subsidiary (Vista) reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of interim results. The financial information has been prepared in accordance with Vista's customary accounting practices and has not been audited.

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations. The preparation of financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Vista's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001.

        Results of operations for the three-month period ended March 31, 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year.

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

Statement 141:
o   Eliminates the pooling method of accounting for business combinations.
o Requires that intangible assets that meet certain criteria be reported separately from goodwill.
o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

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

These standards were implemented during the first quarter 2002 financial statements. Please see Note 4 below for more information on our implementation of SFAS 142.

        Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 was issued in September 2000. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it retains a majority of the provisions of Statement No. 125 without consideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 is not expected to have a material impact on Vista.

        Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS 137 and SFAS 138, is effective for Vista's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at their fair value. Accounting for changes in fair value of a derivative depends upon the specific use of the derivative and resulting designation. As of March 31, 2002, we did not hold or issue derivative instruments nor engage in hedging activities. Therefore, SFAS 133, as amended, has not had a material impact on Vista's financial condition or results of operation.

NOTE 3. Earnings per Share

        Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividend declared in April 2001.

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

NOTE 4. Other Comprehensive Income

        Vista held securities classified as available for sale, which experienced net unrealized pre-tax depreciation in value of $1.3 million during the quarter ended March 31, 2002 compared to a net unrealized pre-tax appreciation in value of $2.4 million one year ago. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax benefit, is summarized below.

For the three months ended March 31, 2002

(Amounts in thousands)                                        Before-Tax       Tax        Net-of-Tax
                                                                Amount      (Benefit)       Amount
                                                              --------------------------------------
Unrealized losses on securities:
     Unrealized holding losses arising during period           $(1,137)      $  (294)      $  (843)
     Less: reclassification adjustment for gains realized in
       net income                                                  187            49           138
                                                              --------------------------------------
Net unrealized loss                                             (1,324)         (343)         (981)
                                                              --------------------------------------
Other comprehensive loss                                       $(1,324)      $  (343)      $  (981)
                                                              ======================================

For the three months ended March 31, 2001

(Amounts in thousands)                                        Before-Tax       Tax        Net-of-Tax
                                                                Amount                      Amount
                                                              --------------------------------------
Unrealized gains on securities:
     Unrealized holding gains arising during period             $2,444        $  687        $1,757
     Less: reclassification adjustment for gains realized
       in net income                                                85            23            62
                                                              --------------------------------------
Net unrealized gain                                              2,359           664         1,695
                                                              --------------------------------------
Other comprehensive income                                      $2,359        $  664        $1,695
                                                              ======================================

NOTE 5. Intangible Assets

      At March 31, 2002 Vista had intangible assets, consisting of loan servicing assets and core deposit intangible assets, which totaled $327 thousand compared to $358 thousand at December 31, 2001. During the quarter ended March 31, 2002, we wrote down a mortgage servicing asset, which we are in the process of selling, to its net realizable value. We recognized an impairment loss of $9 thousand related to this asset which is included in "Other Expense". We also recognized $22 thousand in amortization expense related to these intangible assets during the quarter. In compliance with SFAS 142, the following information on our intangible assets has been provided.

Amortized Intangible Assets                                         As of March 31, 2002
                                              ------------------------------------------------------------------
                                                   Gross                                              Net
                                                 Carrying        Accumulated      Impairment       Carrying
Amounts in Thousands                              Amount        Amortization         Loss           Amount
----------------------------------------------------------------------------------------------------------------
Excess Servicing on Mortgage Loans                 $  22           $   (4)          $   (9)          $   9
SBA Servicing Assets                                 131              (65)              --              66
Core Deposit Intangibles                             788             (536)              --             252
----------------------------------------------------------------------------------------------------------------
Total Amortized Intangible Assets                  $ 941           $ (605)          $   (9)          $ 327
----------------------------------------------------------------------------------------------------------------

Amortized Intangible Assets                                        As of December 31, 2001
                                              ------------------------------------------------------------------
                                                   Gross                                              Net
                                                 Carrying        Accumulated      Impairment       Carrying
Amounts in Thousands                              Amount        Amortization         Loss           Amount
----------------------------------------------------------------------------------------------------------------
Excess Servicing on Mortgage Loans                 $  22           $   (3)          $   --           $  19
SBA Servicing Assets                                 131              (65)              --              66
Core Deposit Intangibles                             788             (515)              --             273
----------------------------------------------------------------------------------------------------------------
Total Amortized Intangible Assets                  $ 941           $ (583)          $   --           $ 358
----------------------------------------------------------------------------------------------------------------

NOTE 6. Recent Development

      On November 19, 2001, Vista Bancorp and United National Bancorp jointly announced that they entered into a definitive agreement in which United will acquire Vista in a fixed exchange of cash and stock. On May 7, 2002, Vista shareholders approved the merger at a special meeting of shareholders. United National Bancorp, the surviving party to the merger, is the $2.0 billion asset commercial holding company for United Trust Bank with a network of 35 branch offices throughout Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren counties in New Jersey.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this Form 10-Q are forward-looking statements that involve a number of risks and uncertainties. A discussion of these factors, among others, which may cause actual results to differ materially from projected results appears under "Forward Looking Statements" in Vista's Annual Report on Form 10-K for the year-ended December 31, 2001.

RECENT DEVELOPMENTS

      On November 19, 2001, we entered into an Agreement and Plan of Merger with United National Bancorp of Bridgewater, New Jersey. Under this agreement, we will merge with and into United National Bancorp. Vista shareholders approved the merger on May 7, 2002 at a special meeting of shareholders. United National Bancorp will be the surviving party to the merger. United National Bancorp is the $2.0 billion asset commercial bank holding company for United Trust Bank which operates a network of 35 offices throughout Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren counties in New Jersey.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED MARCH 31, 2002 AND MARCH 31, 2001

EARNINGS SUMMARY

      Net income for the first quarter 2002 climbed to a record $2.76 million on higher net interest income, strong fee income, and controlled operating expenses, which offset a higher provision for loan losses. This resulted in a 58 percent increase in earnings per diluted share to $.52 per share compared to $.33 per share a year ago.

      In reviewing our quarterly earnings, it is necessary to adjust net income for two non-recurring items, security gains and life insurance proceeds received on bank owned life insurance, as well as certain merger-related adjustments in order to arrive at our core operating earnings. Operating earnings are defined as reported net income adjusted for items that are non-recurring in nature and are not from core banking activities. The table below reconciles net income to operating net income for the quarters ended March 31, 2002 and 2001.

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                           ---------------------
Amounts in thousands except per share data                  3/31/02     3/31/01
--------------------------------------------------------------------------------

Income before provision for income taxes                    $ 3,773     $ 2,455
Less:
              Security gains                                   (187)        (85)
              Life insurance benefits in excess
                of contract value                              (389)         --
              Operating expense accruals                       (234)         --
--------------------------------------------------------------------------------
Operating income before provision for income taxes            2,963       2,370
Tax effect                                                     (859)       (663)
--------------------------------------------------------------------------------
              Net Income, Operating Basis                   $ 2,104     $ 1,707
--------------------------------------------------------------------------------
              Net Income per Share                          $  0.39     $  0.32
--------------------------------------------------------------------------------

      During the first quarter 2002, we recognized $389 thousand in benefits in excess of contract value on bank owned life insurance (BOLI) due to the death of one insured participant. In addition, we recognized earnings from appreciation in the cash surrender value of our BOLI investment which has not been excluded from core earnings. For a more detailed discussion of BOLI please see the section titled "Noninterest Income". Also, due to the pending merger with United National Bancorp, we have discontinued our incentive compensation accruals and reduced our marketing expense accruals that would have been incurred if we had remained independent.

      Vista's net income, on an operating basis increased 24 percent to $2.1 million for the quarter ended March 31, 2002 compared to $1.7 million a year ago. Operating income highlights include:

      o Diluted earnings per share increased 22 percent to $.39 from $.32 per diluted share (adjusted for the 5% stock dividend declared April 19, 2001).

      o Return on average assets equaled 1.17 percent compared to 1.00 percent one year ago.

      o Return on average equity equaled 14.43 percent compared to 12.84 percent one year ago.

      o Tax-equivalent net interest margin of 4.31 percent compared to 3.99 percent one year ago and 4.18 percent during the prior quarter.

      These strong results came on the back-drop of a weakened economy, a lower interest rate environment and soft loan demand. Although the Fed has not lowered interest rates during the quarter, the economic environment remains challenging as corporate earnings warnings and layoffs remain common. In response to this economic environment, management continued to pursue the following strategies to drive earnings and earnings per share growth:

      o Reducing our cost of funding by lowering the rates paid on savings, money market and time deposits.

      o Promoting cost control initiatives to contain expense growth in a weakened business climate.

      o Focusing on growing fee income sources and minimizing our reliance on spread income.

      o     Investing excess liquidity.

NET INTEREST INCOME

      Tax-equivalent net interest income increased to $7.29 million for the quarter ended March 31, 2002 compared to $6.53 million a year ago and $7.20 million for the fourth quarter 2001, on a wider net interest margin and higher level of interest-earning assets.

      During the quarter, we continued to benefit from the eleven Federal Reserve rate reductions totaling 475 basis points which occurred during 2001. Throughout these rate reductions and continuing into 2002, we were able to reduce our funding costs and offset the lower yields on interest-earning assets. During the quarter, the cost of funding our earning assets dropped by 31 basis points to 2.42 percent while our yield on earning assets fell only 18 basis points to 6.73 percent thus strengthening our margin compared to the fourth quarter 2001. However, we believe our margin will begin to come under pressure when we reach a point at which our cost of funding is unlikely to drop any further.

      For the first three months of 2002, tax equivalent net interest income increased $759 thousand to $7.3 million compared to the prior year, while average interest earning assets increased $22.8 million. The tax equivalent net interest margin increased to 4.31 percent compared to 3.99 percent a year ago as net interest income grew on a larger earning asset base.

      Our yield on earning assets declined only 113 basis points to 6.73 percent for the first three months of 2002 compared to 7.86 percent in the first quarter of 2001 despite a much larger decrease in rates by the Federal Reserve. Each Federal Reserve rate decrease results in an immediate re-pricing of our prime-based loans and impacts the reinvestment of our loan and security portfolio cash flow thus negatively effecting our yield on earning assets. However, throughout these rate reductions we were able to offset the lower yields on interest-earning assets by controlling our funding costs.

      The cost of funding our earning assets decreased 145 basis points to 2.42 percent in the first quarter of 2002 compared to a year ago. We realized cost reductions in all deposit product categories due to the lower absolute level of market interest rates. We also benefited from a favorable product mix change as our lower cost core checking and savings deposits represented 56 percent of total deposits on average during the quarter compared to an average of 50 percent a year ago. Due to the low level of market interest rates customers seem to prefer the liquidity of checking and savings products compared to investing in time deposits.

      Average interest earning assets increased $22.8 million to $685.7 million compared to a year ago. Over the past twelve months, the challenging economic and yield curve conditions have limited our lending and investment opportunities. Consequently, during this period short-term investments and securities have increased as excess liquidity is invested there until re-deployed into higher yielding loans. Average commercial loans increased 6 percent year over year but were offset by reductions in the mortgage and consumer portfolios.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended March 31, 2002 and 2001, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.


VISTA BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE RATES (TAX-EQUIVALENT BASIS)
-------------------------------------------------------------------------------------------
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31,                                 2002                            2001
----------------------------------------------------------------------------------------------------------------------
                                                       AVERAGE                AVERAGE   AVERAGE                AVERAGE
                                                      BALANCES     INTEREST    RATES    BALANCES    INTEREST    RATES
Amounts in Thousands (except percentages)                            (1)        (2)                    (1)       (2)
----------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and securities purchased
        under agreements to resell                    $  24,097    $     103   1.73%   $  22,526    $     305   5.49%
Short-term investments                                   21,546           92   1.73%       1,004           15   6.06%
----------------------------------------------------------------------------------------------------------------------
        TOTAL SHORT-TERM INVESTMENTS                     45,643          195   1.73%      23,530          320   5.52%
----------------------------------------------------------------------------------------------------------------------
Securities:
        U.S. Treasury                                     5,283           71   5.45%       8,068          116   5.83%
        U.S. Government agencies and corporations       118,320        1,839   6.30%     122,217        2,047   6.79%
        States and other political subdivisions (3)      34,557          570   6.69%      32,567          543   6.76%
        Other                                            40,749          703   7.00%      28,605          509   7.22%
----------------------------------------------------------------------------------------------------------------------
        TOTAL SECURITIES                                198,909        3,183   6.49%     191,457        3,215   6.81%
----------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income: (4)
          Mortgage                                      118,505        2,170   7.43%     128,804        2,443   7.69%
          Commercial (3)                                224,587        4,030   7.28%     212,693        4,711   8.98%
          Consumer                                       98,043        1,809   7.48%     106,439        2,153   8.20%
----------------------------------------------------------------------------------------------------------------------
        TOTAL LOANS                                     441,135        8,009   7.36%     447,936        9,307   8.43%
----------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-EARNING ASSETS                   685,687       11,387   6.73%     662,923       12,842   7.86%
----------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                  16,526                           22,114
Allowance for loan losses                                (6,398)                          (6,226)
Other assets                                             30,461                           16,615
----------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST-EARNING ASSETS                 40,589                           32,503
----------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                                  $ 726,276                        $ 695,426
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
        Demand                                        $ 114,145    $     270   0.96%   $ 100,820    $     423   1.70%
        Savings                                         163,192          738   1.83%     131,501          961   2.96%
        Time                                            215,198        2,190   4.13%     235,334        3,451   5.95%
        Time deposits $100,000 and over                  53,834          517   3.89%      58,885          895   6.16%
----------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING DEPOSITS                 546,369        3,715   2.76%     526,540        5,730   4.41%
----------------------------------------------------------------------------------------------------------------------
        Borrowed funds                                   38,083          227   2.42%      29,820          359   4.88%
        Long-term debt                                    9,022          157   7.06%      14,372          224   6.32%
----------------------------------------------------------------------------------------------------------------------
        TOTAL BORROWED FUNDS AND LONG-TERM DEBT          47,105          384   3.31%      44,192          583   5.35%
----------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES              593,474        4,099   2.80%     570,732        6,313   4.49%
----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                      70,123                           66,925
Other liabilities                                         3,555                            3,852
----------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST-BEARING LIABILITIES            73,678                           70,777
----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                     59,124                           53,917
----------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 726,276                        $ 695,426
======================================================================================================================
Interest Income/Earning Assets                                        11,387   6.73%                   12,842   7.86%
----------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                        4,099   2.42%                    6,313   3.87%
----------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                 $   7,288   4.31%                $   6,529   3.99%
======================================================================================================================

(1)   Interest on loans includes fee income.
(2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
(3) Tax-equivalent adjustments were $237 thousand for 2002 and $205 thousand for 2001.
(4)   Includes nonaccrual loans.
(5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
--------------------------------------------------------------------------------
(Unaudited)

                                                                 Three Months Ended March 31,
                                                                        2002 vs. 2001
                                                           -------------------------------------
                                                                            Increase (Decrease)
                                                                            Due to Changes in:
                                                           -------------------------------------
                                                               Total       Average       Average
Amounts in Thousands                                          Change(1)     Volume        Rate
================================================================================================
Interest Income:
Federal funds sold                                            $  (202)     $    20      $  (222)
Short-term investments                                             77           95          (18)
------------------------------------------------------------------------------------------------
      Total Short-term Investments                               (125)         115         (240)
------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                   (45)         (38)          (7)
  U.S. Government agencies and corporations                      (208)         (63)        (145)
  States and other political subdivisions                          27           33           (6)
  Other                                                           194          209          (15)
------------------------------------------------------------------------------------------------
      Total Securities                                            (32)         141         (173)
------------------------------------------------------------------------------------------------
Loans, net of unearned income: (2)
  Mortgage                                                       (273)        (190)         (83)
  Commercial                                                     (681)         252         (933)
  Consumer                                                       (344)        (163)        (181)
------------------------------------------------------------------------------------------------
      Total Loans                                              (1,298)        (101)      (1,197)
------------------------------------------------------------------------------------------------
          Total Interest Income                                (1,455)         155       (1,610)
------------------------------------------------------------------------------------------------
Interest Expense:
  Demand                                                         (153)          50         (203)
  Savings                                                        (223)         198         (421)
  Time                                                         (1,261)        (275)        (986)
  Time deposits $100,000 and over                                (378)         (72)        (306)
------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                          (2,015)         (99)      (1,916)
------------------------------------------------------------------------------------------------
  Borrowed funds                                                 (132)          82         (214)
  Long-term debt                                                  (67)         (91)          24
------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                    (199)          (9)        (190)
------------------------------------------------------------------------------------------------
          Total Interest Expense                               (2,214)        (108)      (2,106)
------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)     $   759      $   263      $   496
================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2)   Includes nonaccrual loans.

NONINTEREST INCOME

      Total noninterest income increased 70 percent to $1.8 million for the quarter ended March 31, 2002 compared to a year ago due to $389 thousand in benefits in excess of contract value on bank owned life insurance and $187 thousand in gains on the sale of investment securities. Excluding these transactions, noninterest income increased 26 percent to $1.2 million year over year but declined from $1.45 million in the fourth quarter 2001.

      As part of our liquidity management strategy, we purchased bank owned life insurance ("BOLI") with a cash surrender value of $14 million in July 2001. The purchase was funded by overnight liquid investments. BOLI involves the purchase of life insurance on a chosen group of employees, where Vista pays all premiums and is the owner and beneficiary of the policies. This pool of insurance is profitable to Vista due to the unique tax advantages of life insurance. This profitability is used to offset or finance all or a portion of future benefit cost increases. Vista records noninterest income based on appreciation in the cash surrender value which is included in other assets. For the quarter ended March 31, 2002, Vista recognized $197 thousand in earnings from the appreciation in the cash surrender value of the investment.

      In the event of death of any insured participants, a notice of death claim will be filed with policy issuers. Upon receipt of insurance proceeds, BOLI assets will be reduced by the amount of the contract value of the insured immediately prior to death and any excess benefit over the cash surrender value is credited to income in the period received. Generally, for tax purposes all amounts represent the return of premiums paid, the increased value of the policy due to investment returns or the death benefit feature. During the quarter, we recognized $389 thousand in benefits in excess of contract value due to the death of one insured participant. We expect to recognize approximately $150 thousand in additional related death benefits during the second quarter.

      We recognized $187 thousand in gains from the sale of securities during the quarter compared to $85 thousand a year ago. We sold mortgage-backed security pools with face values below $1 million in order to increase the efficiency in management of the portfolio by reducing the number of pools outstanding.

      Excluding all BOLI related income and security gains, noninterest income increased 6 percent year over year due to higher levels of income from core services such as NSF fees, service charges on commercial checking accounts, electronic banking fees and trust department revenue.

NONINTEREST EXPENSE

      Total noninterest expense was unchanged at $4.7 million for the quarter ended March 31, 2002 and 2001. Due to the pending merger with United National Bancorp, we have discontinued the incentive compensation accrual and reduced marketing expense initiatives which together totaled $234 thousand. When adjusted for these merger-related accruals, noninterest expense equaled $4.9 million and was consistent with the prior quarter which included $218 thousand in legal and investment banking expenses.

      Salary and benefits was unchanged compared to the first quarter 2001 despite higher post-retirement benefit accruals and health insurance costs due to the elimination of the incentive compensation accruals. If we were remaining independent, we would have recognized $170 thousand in incentive compensation expense during the quarter. Adjusted salary and benefits expense would have been approximately $2.5 million and is consistent with our fourth quarter 2001 run-rate.

      Occupancy expense rose in conjunction with the opening of our sixteenth full-service branch in the Greenwich Station Mall, Greenwich Township, New Jersey during the fourth quarter 2001. The rental expense and amortization of leasehold improvements expense on this new branch location contributed to the increase but were partially offset by lower utility costs due to a mild winter.

      Furniture and equipment expense decreased compared to a year ago due to cost savings from restructuring our technology lease programs during the fourth quarter.

      Marketing expenses decreased in anticipation of the pending merger.

      Other expense increased due to a valuation write-down of $176 thousand on five acres of land owned in Greenwich Township and higher volume driven ATM and debit card usage fees.

      Our ability to grow the franchise while effectively controlling and monitoring expenses can be quantified using two benchmarks. One benchmark, which considers noninterest expense as a percent of average assets, equaled 2.74 percent at quarter-end when adjusted for the merger-related accruals and fell right in line with the 2.75 percent of a year ago. Second, the efficiency ratio which measures the cost of generating one incremental dollar of revenue, equaled
57.48 percent when adjusted for the merger-related and non-recurring revenue items and continued the positive downward trend compared to 62.72 percent a year ago.

      The provision for income taxes increased 54 percent to $1.0 million for the quarter compared to $659 thousand a year ago. Our effective tax rate equaled
26.9 percent for the quarter ended March 31, 2002 and 26.8 percent for 2001. These figures include a $94 thousand credit from the amended filing of prior years' federal income tax returns recognized during the first quarter 2001. Excluding this refund, our effective tax rate equaled 30.7 percent for the quarter ended March 31, 2001. We were able to lower our effective tax rate by implementing the BOLI during 2001.

FINANCIAL CONDITION - MARCH 31, 2002 VERSUS DECEMBER 31, 2001

      Total consolidated assets equaled $728.7 million at March 31, 2002 a decrease of $11.4 million from December 31, 2001.

      During the first quarter of 2002 we continued to experience limited reinvestment opportunities due to unfavorable economic conditions and soft loan demand. In anticipation of higher interest rates as the economy recovers we continued to maintain excess liquidity in overnight fed funds until loan demand increases. Consequently, we used some of our excess liquidity to pay off $6 million in maturing Federal Home Loan Bank advances and increased our investment portfolio by $4.3 million. In addition, the soft loan demand and excess liquidity reduced our dependence on higher cost time deposits and borrowings.

      Total loans declined $874 thousand from year-end levels to $438.4 million. The decline consisted of a $4.3 million reduction in mortgage loans and a $1.2 million decline in commercial loans; while consumer loans increased $4.7 million due to a successful home equity loan promotion in the first quarter of 2002. Home equity loans increased $10.7 million in the first quarter, while $2.5 million in indirect auto loans were allowed to run-off, as competitive rates for these loans did not compensate us for the risks we incurred. Mortgage loans declined due to accelerated levels of mortgage refinancing activity and commercial loan demand continued to be soft as the business environment remained uncertain.

      Total deposits declined $9.2 million from year-end due primarily to seasonal fluctuations in demand deposits, while savings deposits increased $4.1 million, and time deposits fell by $1 million. Our deposit mix remained relatively unchanged since year-end. We also reduced our reliance on borrowed funds. Total borrowed funds decreased $3.6 million due to paying off $6 million in Federal Home Loan Bank advances and a $2.4 million increase in overnight repurchase agreements.

      Total capital increased slightly to $60.3 million at March 31, 2002 compared to $60 million at December 31, 2001. This increase was due to net income of $2.8 million less dividends totaling $1.7 million and the depreciation in the value of our security portfolio. During the quarter Vista announced it would accelerate the payment of the second quarter dividend due to the pending merger. Also due to the merger, capital flows from Vista's stock plans ceased except for the exercising of options. A higher market interest rate environment in the first quarter of 2002 when compared to December 31, 2001 accounted for a depreciation in the value of our available for sale security portfolio which flows through shareholders equity on a tax-effected basis. The ratio of shareholders equity to assets strengthened to 8.27 percent at March 31, 2002 compared to 8.11 percent at year-end 2001. The increase was due to a lower level of assets at the end of the first quarter of 2002 than at December 31, 2001.

ASSET QUALITY

      Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased 4 percent to $3.0 million at March 31, 2002 from year-end 2001 but declined from $4.0 million a year ago. Non-performing loans increased 18 percent to $2.6 million from $2.2 million at year-end but remained lower than one year ago. OREO decreased $257 thousand to $390 thousand due to the net transactions from the $176 thousand write-down of 5 acres of land owned by Vista in Greenwich township, the liquidation and sale of two properties plus the transfer of one property to OREO. Credit quality remained sound as non-performing assets equaled less than one percent of total loans and OREO at March 31, 2002 and December 31, 2001.

      Non-performing commercial loans increased to 64 percent of total non-performing loans at March 31, 2002 from 51 percent at December 31, 2001. Non-performing mortgage loans decreased to 26 percent of total non-performing loans at March 31, 2002 compared to 33 percent at year-end; while, consumer loans decreased to 10 percent versus 16 percent at year-end.

Amounts in Thousands                          March 31, 2002   December 31, 2001  March 31, 2001
--------------------                          --------------   -----------------  --------------
Non-performing loans                              $2,628            $2,245           $3,397
Other real estate owned                              390               647              601
                                                  ------            ------           ------
Total non-performing assets                       $3,018            $2,892           $3,998
                                                  ======            ======           ======

Loans past due 90 days and on accrual status      $  914            $    0           $    2
                                                  ======            ======           ======

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

      At March 31, 2002, total impaired loans equaled $3.8 million, of which $2.6 million are non-performing loans. This represented an increase of $400 thousand from year-end 2001 due to the increase in non-performing loans. A total specific reserve allocation of $144 thousand has been established for all impaired loans.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses increased to $6.57 million or 1.50 percent of total loans at March 31, 2002 from $6.38 million or 1.45 percent of total loans at December 31, 2001. The allowance increased due to the quarterly provision less charge-offs, net of recoveries, totaling $197 thousand.

      The provision for loan losses increased $200 thousand to $425 thousand for the quarter. We increased the quarterly provision due to an adjustment to our estimated loss factors related to the rapid growth in home equity lending that exceeded $10 million during the quarter.

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

Management and the Board of Directors review the adequacy of the reserve on a quarterly basis and adjustments, if needed, are made accordingly.

                                                          For The Three Months
                                                            Ended March 31,
AMOUNTS IN THOUSANDS                                      2002           2001
                                                        --------       --------

Average loans outstanding                               $441,135       $447,936
Total loans at end of period                             438,446        443,374

Allowance for loan losses:
  Balance at beginning of period                           6,375          6,166
      Charge-offs:
          Commercial                                         134             32
          Real estate - mortgage                              18             74
          Installment                                        100             86
                                                        --------       --------
             Total charge-offs                               252            192
      Recoveries:
          Commercial                                          13             18
          Real estate - mortgage                              --             --
          Installment                                         11              8
                                                        --------       --------
             Total  recoveries                                24             26
                                                        --------       --------

      Net charge-offs:                                       228            166
      Provision for loan losses                              425            225
                                                        --------       --------
  Balance at end of period                              $  6,572       $  6,225
                                                        --------       --------

Net charge-offs as a percent of average
 loans outstanding during period                            0.05%          0.04%
                                                        ========       ========

Allowance for loan losses as a percent of total loans       1.50%          1.40%
                                                        ========       ========

LIQUIDITY

      At March 31, 2002, cash and cash equivalents equaled $62.2 million representing a decrease of $13.9 million from the $76.1 million in cash and cash equivalents at December 31, 2001.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities. The $13.9 million decrease in cash and cash equivalents was attributed to net cash provided by operating activities being used to fund financing and investing activities.

      At quarter-end net cash provided by operating activities equaled $4.5 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

      Net cash used for investing activities totaled $4.9 million. These investment activities consisted of $5.5 million in net security purchases, an $800 thousand decrease in loans and $200 thousand in capital expenditures. Security transactions during the quarter included $25.4 million in proceeds received through maturities and sales of investment securities offset by $30.9 million in purchases.

      Net cash used for financing activities totaled $13.5 million. This included a $9.2 million decrease in deposits, $6.0 million reduction in long-term debt and $856 thousand in cash dividends paid which offset a $2.0 million increase in borrowed funds and proceeds from the issuance of common stock.

CAPITAL RESOURCES

      Total shareholders' equity increased $300 thousand to $60.3 million at March 31, 2002 from $60.0 million at December 31, 2001. Changes in shareholders' equity included:

      o     $2.76 million in quarterly net income,
      o     $184 thousand in proceeds from the issuance of common stock,
      o     $1.7 million in cash dividends paid, and
      o $981 thousand depreciation in the fair value of securities available for sale.

      Due to the pending merger, we discontinued our dividend reinvestment, director stock purchase plan and employee stock purchase plans. The shares issued during the quarter represented the exercise of an incentive stock option.

      Our dividend pay-out ratio increased to 62.03 percent for the quarter ended March 31, 2002 compared to 42.54 percent in 2001 as a result of accelerating the second quarter payment. During the quarter, Vista announced that it would be accelerating the payment of the second quarter dividend of $.16 per share payable May 1, 2002 to shareholders of record April 19, 2002. This payment was accelerated in order to align our dividend payment schedule with that of United National Bancorp.

      At March 31, 2002, a $900 thousand unrealized after-tax gain existed in our security portfolio compared to a $1.9 million unrealized after-tax gain at December 31, 2001. The portfolio's market value depreciated during the quarter due to the increase in absolute market interest rates compared to year-end.

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

      During the second quarter 2001, Vista announced that its Board of Directors had authorized a new 275,000 share repurchase program for approximately 5 percent of the company's outstanding shares. Through March 31, 2002, 79,800 shares were purchased for $1.6 million at an average price of $20.01 per share. These purchases were made pursuant to section 10b-18 from time to time in open market transactions at the discretion of management and stock availability. Due to the pending merger with United National Bancorp the repurchase program was suspended during the fourth quarter 2001.

      Vista maintained a Tier I risk-based capital ratio of 11.68 percent and a total risk-based capital ratio of 12.93 percent at March 31, 2002, compared to
10.69 percent and 11.92 percent, respectively, at December 31, 2001. Vista maintained a leverage capital ratio of 7.77 percent at March 31, 2002 and 7.67 percent at December 31, 2001.

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

            (b) Reports on Form 8-K

                    On March 26, 2002 we filed Form 8-K announcing that we are accelerating payment of the second quarter dividend as a result of the pending merger with United National Bancorp.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Vista Bancorp, Inc.
-----------------------------------
           (REGISTRANT)

Dated: May 14, 2002
      -------------
                                        By /s/ William F. Keefe
                                           -------------------------------------
                                                    William F. Keefe
                                                Executive Vice President
                                               and Chief Financial Officer

                                               (Mr. Keefe is the Principal
                                                Accounting Officer and has
                                               been duly authorized to sign
                                               on behalf of the registrant.)