Form 10-Q
period 2002-06-30
VISTA BANCORP INC
filed 2002-08-14
CIK 831979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2002
                              --------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number          0-21264
                       ----------------

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

      As of August 1, 2002, there were 5,350,637 shares of $.50 par value Common Stock outstanding.

                               VISTA BANCORP, INC.
                                    Form 10-Q

                       For the period ended June 30, 2002

                                      INDEX


                                                                                                        Page
PART I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements:
               Consolidated Balance Sheets - June 30, 2002
                    and December 31, 2001............................................................... 3

               Consolidated Statements of Income - Three Months and Six Months
                    Ended June 30, 2002 and 2001.........................................................4

               Consolidated Statements of Changes in Shareholders' Equity - Six
                    Months Ended June 30, 2002 and 2001..................................................5

               Consolidated Statements of Cash Flows - Six Months
                    Ended June 30, 2002 and 2001.........................................................6

                  Notes to Consolidated Financial Statements ............................................7

ITEM 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..............................................................11


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

ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................24

ITEM 5.    Other Information............................................................................24

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................24


VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                    June 30,           December 31,
Amounts in Thousands (except per share and share data)                                2002                 2001
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents:
          Cash and due from banks                                                   $ 17,492             $ 24,474
          Federal funds sold                                                          51,900                2,000
          Short-term investments                                                       3,610               49,600
-------------------------------------------------------------------------------------------------------------------
                  Total Cash and Cash Equivalents                                     73,002               76,074
-------------------------------------------------------------------------------------------------------------------
Securities available for sale (Amortized cost: $193,078 and $197,486 in
2002 and 2001, respectively)                                                         197,524              200,088
-------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:
          Mortgage                                                                   112,157              120,557
          Commercial                                                                 203,750              222,198
          Consumer                                                                    99,420               96,565
-------------------------------------------------------------------------------------------------------------------
                  Total Loans                                                        415,327              439,320
          Allowance for loan losses                                                   (5,743)              (6,375)
-------------------------------------------------------------------------------------------------------------------
                  Total Net Loans                                                    409,584              432,945
-------------------------------------------------------------------------------------------------------------------
Premises and equipment                                                                 7,718                7,991
Accrued interest receivable                                                            3,392                3,512
Other assets                                                                           7,824                5,121
Bank owned life insurance                                                             14,261               14,351
-------------------------------------------------------------------------------------------------------------------
                           Total Assets                                            $ 713,305            $ 740,082
===================================================================================================================
Liabilities and Shareholders' Equity
Deposits:
          Demand:
                  Noninterest-bearing                                              $  73,232            $  80,680
                  Interest-bearing                                                   110,285              112,220
          Savings                                                                    152,184              162,644
          Time                                                                       264,203              269,984
-------------------------------------------------------------------------------------------------------------------
                  Total Deposits                                                     599,904              625,528
-------------------------------------------------------------------------------------------------------------------
Borrowed funds                                                                        37,293               39,064
Long-term debt                                                                         6,000               12,000
Accrued interest payable                                                                 561                  721
Other liabilities                                                                      3,642                2,738
-------------------------------------------------------------------------------------------------------------------
                           Total Liabilities                                         647,400              680,051
-------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
          Common stock:  $.50 par value; shares authorized 10,000,000;
                  shares issued, 5,430,437 and 5,417,704 at June 30, 2002
                  and December 31, 2001, respectively                                  2,715                2,709
          Paid-in capital                                                             37,245               37,067
          Retained earnings                                                           24,342               19,951
          Treasury Stock (79,800 shares)                                              (1,597)              (1,597)
          Accumulated other comprehensive income                                       3,200                1,901
-------------------------------------------------------------------------------------------------------------------
                  Total Shareholders' Equity                                          65,905               60,031
-------------------------------------------------------------------------------------------------------------------
                           Total Liabilities and Shareholders' Equity              $ 713,305            $ 740,082
===================================================================================================================

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)


                                                                             Three Months Ended June 30,  Six Months Ended June 30,
Amounts in Thousands (except per share and share data)                          2002           2001          2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
      Interest and fees on loans                                            $     7,604    $     9,162   $    15,591   $    18,451
      Interest on federal funds sold                                                190            304           293           609
      Interest on short-term investments                                             25             37           117            52
      Interest on securities:
          Taxable                                                                 2,483          2,609         5,022         5,223
          Nontaxable                                                                400            398           829           812
-----------------------------------------------------------------------------------------------------------------------------------
              Total Interest Income                                              10,702         12,510        21,852        25,147
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
      Interest on deposits                                                        3,180          5,372         6,895        11,102
      Interest on borrowed funds                                                    226            340           453           699
      Interest on long-term debt                                                     97            187           254           411
-----------------------------------------------------------------------------------------------------------------------------------
              Total Interest Expense                                              3,503          5,899         7,602        12,212
-----------------------------------------------------------------------------------------------------------------------------------
                  Net Interest Income                                             7,199          6,611        14,250        12,935
-----------------------------------------------------------------------------------------------------------------------------------
Provision (recoveries) for Loan Losses                                             (690)           225          (265)          450
-----------------------------------------------------------------------------------------------------------------------------------
                  Net Interest Income after Provision (recoveries) for
                    Loan Losses                                                   7,889          6,386        14,515        12,485
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Income:
      Service charges on deposit accounts                                           624            591         1,233         1,113
      Other service charges                                                         292            350           532           595
      Net gains on sales of securities                                               12             89           199           175
      Net gain on sales of SBA loans                                                  -             19             -            42
      Trust and Asset Management Revenues                                            88            108           186           193
      Income on Life Insurance                                                      347              -           933             -
      Other income                                                                   77            111           171           217
-----------------------------------------------------------------------------------------------------------------------------------
              Total Noninterest Income                                            1,440          1,268         3,254         2,335
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest Expense:
      Salaries and benefits                                                       2,226          2,341         4,540         4,673
      Occupancy expense                                                             586            493         1,150         1,044
      Furniture and equipment expense                                               626            652         1,224         1,313
      Marketing expense                                                              38            218           215           417
      Other expense                                                                 891          1,150         1,906         2,118
-----------------------------------------------------------------------------------------------------------------------------------
              Total Noninterest Expense                                           4,367          4,854         9,035         9,565
-----------------------------------------------------------------------------------------------------------------------------------
                  Income Before Provision for Income Taxes                        4,962          2,800         8,734         5,255
Provision for Income Taxes                                                        1,618            851         2,630         1,510
-----------------------------------------------------------------------------------------------------------------------------------
                      Net Income                                            $     3,344    $     1,949   $     6,104   $     3,745
-----------------------------------------------------------------------------------------------------------------------------------
                      Basic and Diluted earnings per Share                  $      0.62    $      0.36   $      1.14   $      0.70
-----------------------------------------------------------------------------------------------------------------------------------
                      Weighted Average Number of Common Shares Outstanding    5,350,637      5,345,101     5,348,456     5,348,193
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Vista Bancorp, Inc. and Subsidiaries
------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the Six Months Ended June 30, 2001 and 2002
                                                                                                        Accumulated
                                                                                                           Other        Total
Amounts in Thousands                           Shares      Common      Paid-in     Retained   Treasury   Comprehensive Shareholders'
(except per share and share data)              Issued       Stock      Capital     Earnings     Stock       Income      Equity
====================================================================================================================================
Balance, December 31, 2000                     5,107,845     $ 2,554    $ 30,782    $ 20,607         $ -         $ 28    $ 53,971
   Comprehensive Income:
     Net income - 2001                                 -           -           -       3,745           -            -       3,745
     Other comprehensive income, net of income
     taxes
      Net unrealized appreciation in the
      fair value of securities available for sale      -           -           -           -           -          930        930
                                                                                                                             ----
   Comprehensive income:                                                                                                    4,675
   Cash dividends - $.30 per share                     -           -           -      (1,619)          -            -      (1,619)
   Net proceeds from issuance of common stock     34,577          17         646           -           -            -         663
   5% Stock dividend                             254,523         127       5,383      (5,516)          -            -          (6)
   Purchase of treasury stock                          -           -           -           -      (1,439)           -      (1,439)
   Retirement of treasury stock                  (28,100)        (14)       (532)          -         546            -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 (Unaudited)             5,368,845     $ 2,684    $ 36,279    $ 17,217      $ (893)       $ 958    $ 56,245
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                            Other        Total
Amounts in Thousands                           Shares      Common      Paid-in     Retained   Treasury   Comprehensive Shareholders'
(except per share and share data)              Issued       Stock      Capital     Earnings     Stock       Income      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     5,417,704     $ 2,709    $ 37,067    $ 19,951    $ (1,597)     $ 1,901    $ 60,031
   Comprehensive Income:
     Net income - 2002                                 -           -           -       6,104           -            -       6,104
     Other comprehensive income, net of income
     taxes
      Net unrealized appreciation in the
      fair value of securities available for sale      -           -           -           -           -        1,299       1,299
                                                                                                                           ------
   Comprehensive income:                                                                                                    7,403
   Cash dividends - $.32 per share                     -           -           -      (1,713)          -            -      (1,713)
   Net proceeds from issuance of common stock     12,733           6         178           -           -            -         184
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002  (Unaudited)            5,430,437     $ 2,715    $ 37,245    $ 24,342    $ (1,597)     $ 3,200    $ 65,905
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

VISTA BANCORP, INC. AND SUBSIDIARIES
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


 Amounts in thousands                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                        2002                   2001
                                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITES:
         NET INCOME                                                                               $    6,104              $   3,745
         ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
          PROVIDED BY OPERATING ACTIVITIES:
                DEPRECIATION AND AMORTIZATION                                                            666                    559
                PROVISION FOR DEFERRED TAXES                                                              84                      -
                PROVISION (RECOVERIES) FOR LOAN LOSSES                                                  (265)                    450
                DECREASE IN ACCRUED INTEREST RECEIVABLE                                                  120                    167
                DECREASE IN ACCRUED INTEREST PAYABLE                                                    (160)                  (285)
                NET CHANGE IN OTHER ASSETS AND OTHER LIABILITIES                                      (2,662)                (1,029)
                NET AMORTIZATION ON SECURITIES                                                           153                     18
                NET GAINS ON SALES OF SECURITIES                                                        (199)                  (175)
                NET GAIN ON SALES OF LOANS                                                                 -                    (42)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,841                  3,408
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                    21,770                 18,485
         PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                         14,374                 21,765
         PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                  (31,690)               (41,750)
         NET DECREASE IN LOANS                                                                        23,904                 13,224
         PROCEEDS FROM SALES OF LOANS                                                                      -                    840
         NET CAPITAL EXPENDITURES                                                                       (348)                  (512)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH PROVIDED BY INVESTING ACTIVITIES                              28,010                 12,052
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         NET (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                                      (19,842)                14,799
         NET DECREASE IN TIME DEPOSITS                                                                (5,781)               (20,764)
         NET DECREASE IN BORROWED FUNDS                                                               (1,771)                  (114)
         NET (DECREASE) INCREASE IN LONG-TERM DEBT                                                    (6,000)                 2,500
         NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                      184                    657
         NET TREASURY STOCK TRANSACTIONS                                                                   -                 (1,439)
         CASH DIVIDENDS PAID                                                                          (1,713)                (1,619)
------------------------------------------------------------------------------------------------------------------------------------
                               NET CASH USED IN FINANCING ACTIVITIES                                 (34,923)                (5,980)
------------------------------------------------------------------------------------------------------------------------------------
                                   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (3,072)                 9,480
                                   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     76,074                 37,769
------------------------------------------------------------------------------------------------------------------------------------
                                   CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 73,002               $ 47,249
====================================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         INTEREST PAID                                                                               $ 7,762               $ 12,497
         INCOME TAXES PAID                                                                             1,106                  1,617
SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING ACTIVITIES:
         TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED                                                   -                    151

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

      Results of operations for the three-month and six-month periods ended June 30, 2002 are unaudited and are not necessarily indicative of the results to be expected for the full year.

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

These standards were implemented during the first quarter 2002 financial statements. Please see Note 5 below for more information on our implementation of SFAS 142.

      Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 was issued in September 2000. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it retains a majority of the provisions of Statement No. 125 without consideration. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Adoption of SFAS 140 did not have a material impact on Vista.

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", as amended by SFAS 137 and SFAS 138, is effective for Vista's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recognized on the balance sheet at their fair value. Accounting for changes in fair value of a derivative depends upon the specific use of the derivative and resulting designation. As of June 30, 2002, we did not hold or issue derivative instruments nor engage in hedging activities. Therefore, SFAS 133, as amended, has not had a material impact on Vista's financial condition or results of operation.

NOTE 3.  Earnings per Share

      Earnings per share amounts, weighted average shares outstanding and all per share amounts have been adjusted to reflect the 5 percent stock dividend declared in April 2001.

      On April 19, 2001, we declared a 5 percent stock dividend to shareholders of record May

11, 2001 and payable May 25, 2001. Following payment of this dividend, Vista had approximately 5.4 million shares outstanding. Accordingly, an amount equal to the fair market value of the additional shares issued was charged to retained earnings and credited to common stock and additional paid-in capital based on the quoted market price on April 19, 2001.

NOTE 4.  Other Comprehensive Income

      Vista held securities classified as available for sale, which experienced net unrealized pre-tax appreciation in value of $1.8 million during the quarter ended June 30, 2002 compared to a net unrealized pre-tax appreciation in value of $1.3 million one year ago. In compliance with SFAS No. 130, the before-tax and after-tax amount for this category as well as the tax impact, is summarized below.


For the six months ended June 30, 2002

(Amounts in thousands)                                           Before-Tax                  Net-of-Tax
                                                                   Amount          Tax         Amount
                                                              ------------------------------------------
Unrealized gains on securities:
     Unrealized holding gains arising during period               $ 2,043         $ 597        $ 1,446
     Less: reclassification adjustment for gains realized
           in net income                                              199            52            147
                                                              ------------------------------------------
Net unrealized gain                                                 1,844           545          1,299
                                                              ------------------------------------------
Other comprehensive income                                        $ 1,844         $ 545        $ 1,299
                                                              ==========================================


For the six months ended June 30, 2001

(Amounts in thousands)                                           Before-Tax                  Net-of-Tax
                                                                   Amount          Tax         Amount
                                                              ------------------------------------------
Unrealized gains on securities:
     Unrealized holding gains arising during period               $ 1,472         $ 414        $ 1,058
     Less: reclassification adjustment for gains realized
           in net income                                              175            47            128
                                                              ------------------------------------------
Net unrealized gain                                                 1,297           367            930
                                                              ------------------------------------------
Other comprehensive income                                        $ 1,297         $ 367         $  930
                                                              ===========================================

NOTE 5.  Intangible Assets

      At June 30, 2002 Vista had intangible assets, consisting of loan servicing assets and core deposit intangible assets, which totaled $285 thousand compared to $358 thousand at December 31, 2001. During the quarter ended June 30, 2002, we wrote down a mortgage servicing asset, which we sold for $9 thousand. We recognized an impairment loss of $9 thousand related to this asset which is included in "Other Expense". We also recognized $33 thousand in amortization expense related to these intangible assets during the quarter, and $55 in amortization expense year to date. In compliance with SFAS 142, the following information on our intangible assets has been provided.


Amortized Intangible Assets                                     As of June 30, 2002
                                     ---------------------------------------------------------------------------
                                          Gross                                                         Net
                                        Carrying       Accumulated     Impairment       Sale of      Carrying
Amounts in Thousands                     Amount       Amortization        Loss           Asset        Amount
----------------------------------------------------------------------------------------------------------------
Excess Servicing on Mortgage Loans       $   22          $    (4)        $   (9)         $  (9)        $   -
SBA Servicing Assets                        131              (75)             -              -            56
Core Deposit Intangibles                    788             (559)             -              -           229
----------------------------------------------------------------------------------------------------------------
Total                                    $  941          $  (638)        $   (9)         $  (9)        $ 285
----------------------------------------------------------------------------------------------------------------


Amortized Intangible Assets                                        As of December 31, 2001
                                              ------------------------------------------------------------------
                                                   Gross                                              Net
                                                 Carrying        Accumulated      Impairment       Carrying
Amounts in Thousands                              Amount        Amortization         Loss           Amount
----------------------------------------------------------------------------------------------------------------
Excess Servicing on Mortgage Loans                $   22          $    (3)          $    -          $    19
SBA Servicing Assets                                 131              (65)               -               66
Core Deposit Intangibles                             788             (515)               -              273
----------------------------------------------------------------------------------------------------------------
Total                                             $  941          $  (583)          $    -          $   358
----------------------------------------------------------------------------------------------------------------

NOTE 6. Dividends

      Subsequent to the second quarter ended June 30, 2002, Vista declared its regular dividend of 16 cents per share plus a special dividend of 5.5 cents per share payable August 1, 2002, to shareholders of record July 15, 2002.

NOTE 7.  Recent Development

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

      On July 22, 2002, Vista Bancorp and United National Bancorp jointly announced that they have received all regulatory approvals for its previously announced agreement to merge. The transaction is expected to be completed on August 21, 2002.

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

RECENT DEVELOPMENTS

      On November 19, 2001, we entered into an Agreement and Plan of Merger with United National Bancorp of Bridgewater, New Jersey. Under this agreement, we will merge with and into United National Bancorp. Vista shareholders approved the merger on May 7, 2002 at a special meeting of shareholders. United National Bancorp will be the surviving party to the merger. United National Bancorp is the $2.0 billion asset commercial bank holding company for United Trust Bank that operates a network of 35 offices throughout Essex, Hunterdon, Middlesex, Morris, Somerset, Union and Warren counties in New Jersey.

      On July 22, 2002, Vista Bancorp and United National Bancorp jointly announced that they have received all regulatory approvals for its previously announced agreement to merge. The transaction is expected to be completed on August 21, 2002.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED JUNE 30, 2002 AND JUNE 30, 2001

EARNINGS SUMMARY

      Net income for the second quarter 2002 increased 72 percent to $3.34 million from $1.95 million reported for the second quarter of 2001, on a postive adjustment to the provision for loan losses, increased net interest income, higher fee income, and lower operating expenses. This resulted in a 72 percent increase in earnings per diluted share to $.62 per share compared to $.36 per share for the same quarter of 2001. For the six months ended June 30, 2002, net income increased 63 percent to $6.10 million or $1.14 per diluted share compared to $3.75 million or $.70 per diluted share for the same period in 2001.

      All per share amounts have been adjusted for the 5 percent stock dividend paid in May 2001.

      Vista's reported net income for the three and six month periods ended June 30, 2002 and 2001 contain both revenue and expense items that are unusual or nonrecurring in nature. Items considered unusual or nonrecurring, as identified below as "operating expense accruals", include the elimination or reduction of certain expenses that would have been incurred if Vista was not expected to merge with United National and Vista remained an independent organization. These items relate largely to staff attrition, incentive compensation and marketing programs and are estimated based on historical relationships of operating expense levels to total average assets. The "operating expense accrual" below also includes the add back of amounts expensed which relate to the writedown of certain assets such as stationary, supplies, forms, etc. that are deemed worthless as a result of the expected merger with United National. The following tabular disclosure provides an estimate of Vista's results of operations if these expense accruals were recorded and certain revenue items were excluded on a quarter and year-to-date basis.

----------------------------------------------------------------------------
                                                      Three Months Ended
----------------------------------------------------------------------------
Amounts in thousands except per share data             6/30/02      6/30/01
----------------------------------------------------------------------------

Income before provision for income taxes              $  4,962     $  2,800
Less:
              Security gains                              (12)         (89)
              Life insurance benefits in excess
              of contract value                          (149)            -
              Operating expense
              accruals                                   (379)            -
----------------------------------------------------------------------------
Operating income before provision for income taxes
                                                         4,422        2,711
Tax effect
                                                       (1,528)        (817)
----------------------------------------------------------------------------
              Net Income, Operating Basis             $  2,894     $  1,894
----------------------------------------------------------------------------
              Net Income per Share                    $   0.54     $   0.35
----------------------------------------------------------------------------


----------------------------------------------------------------------------
                                                       Six Months Ended
                                                   -------------------------
Amounts in thousands except per share data             6/30/02      6/30/01
----------------------------------------------------------------------------

Income before provision for income taxes              $  8,734     $  5,255
Less:
              Security gains                             (199)        (175)
              Life insurance benefits in excess
              of contract value                          (538)            -
              Operating expense
              accruals                                   (612)            -
----------------------------------------------------------------------------
Operating income before provision for income taxes
                                                         7,385        5,080
Tax effect
                                                       (2,387)      (1,480)
----------------------------------------------------------------------------
              Net Income, Operating Basis             $  4,998     $  3,600
----------------------------------------------------------------------------
              Net Income per Share                    $   0.93     $   0.67
----------------------------------------------------------------------------

      During the second quarter 2002, we recognized $149 thousand in benefits in excess of contract value on bank owned life insurance (BOLI) due to the death of one insured participant. We recognized $389 thousand in the first quarter of 2002. In addition, we recognized earnings from appreciation in the cash surrender value of our BOLI investment, which are considered core earnings. For a more detailed discussion of BOLI, please see the section titled "Noninterest Income". Also, due to the pending merger with United National Bancorp, we have discontinued our incentive compensation accruals and reduced our marketing expense accruals that would have been incurred if we had remained independent.

      We estimate Vista's net income, on an operating basis increased 53 percent to $2.89 million for the quarter ended June 30, 2002 compared to $1.89 million a year ago. Operating income highlights for the quarter include:

      o Diluted earnings per share increased 54 percent to $.54 from $.35 per diluted share (adjusted for the 5% stock dividend paid May 21, 2001).
      o Return on average assets equaled 1.61 percent compared to 1.10 percent one year ago.
      o Return on average equity equaled 19.74 percent compared to 13.83 percent one year ago.
      o Tax-equivalent net interest margin of 4.39 percent compared to 4.11 percent one year ago and 4.31 percent during the prior quarter.
      o For the six months ended June 30, 2002, we estimate Vista's net income, on an opening basis, increased 39 percent to $5.0 million or $.93 diluted share compared to $3.60 million or $.67 per diluted share earned in the first half of 2001.

NET INTEREST INCOME

      Tax-equivalent net interest income increased to $7.42 million for the quarter ended June 30, 2002 compared to $6.81 million a year ago and $7.29 million for the first quarter 2002, on a wider net interest margin and higher level of interest-earning assets.

      During the quarter, we continued to benefit from the eleven Federal Reserve interest rate reductions totaling 475 basis points during 2001, that enabled us to reduce our funding costs and offset the lower yields on interest-earning assets. During the second quarter of 2002, the cost of funding our earning assets dropped 179 basis points to 2.40 percent while our yield on earning assets fell 121 basis points to 6.47 percent, thus strengthening our margin compared to the second quarter 2001. However, we believe our margin will begin to come under pressure when we reach a point at which our cost of funding is unlikely to drop further and the deposit mix becomes less favorable.

      For the second quarter 2002, tax equivalent net interest income increased 9.0% to $7.42 million compared to the prior year, while average interest earning assets increased 2.0% to $677.5 million, or $14 million. The tax equivalent net interest margin increased to 4.39 percent compared to 4.11 percent a year ago as net interest income increased on a larger earning asset base and wider margin.

         Our yield on earning assets declined 121 basis points to 6.47 percent for the second quarter of 2002, compared to 7.68 percent for the second quarter of 2001. Each Federal Reserve rate decrease results in an immediate re-pricing of our prime-based loans and impacts the reinvestment of our loan and security portfolio cash flow thus compressing the yield on earning assets. However, throughout these rate reductions we were able to offset the lower yields on interest-earning assets by reducing our funding costs at a faster pace to maintain the net interest margin to increase profitability.

      The cost of funding our earning assets decreased 179 basis points to 2.40 percent in the second quarter of 2002 compared to a year ago. We realized rate reductions in all deposit product categories due to the lower absolute level of market interest rates. We also benefited from a favorable product mix change as our lower cost core checking and savings deposits represented a greater percentage of deposits on average during the quarter compared to the average of one year ago. Due to the low level of market interest rates and equity market volatility customers prefer the liquidity and flexibility of checking and savings products compared to investing in time deposits.

      Over the past twelve months, the challenging economic and yield curve conditions have limited our lending and investment opportunities. Consequently, during this period short-term investments and securities have increased as excess liquidity is invested there until re-deployed into higher yielding loans.

      The table, "Consolidated Average Balances, Net Interest Income and Average Rates," presents Vista's average assets, liabilities and shareholders' equity. Net interest income, net interest spreads, and net interest income as a percentage of interest-earning assets for the periods ended June 30, 2002 and 2001, are also reflected.

      The table, "Volume/Rate Analysis of Changes in Net Interest Income," analyzes net interest income by segregating the volume and rate components of the changes in net interest income resulting from changes in the volume of various interest-earning assets and interest-bearing liabilities and the changes in the rates earned and paid.

VISTA BANCORP, INC. AND SUBSIDIARIES


CONSOLIDATED AVERAGE BALANCES, NET INTEREST INCOME AND AVERAGE RATES (TAX-EQUIVALENT BASIS)
-----------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                                    2002                                 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                          AVERAGE            AVERAGE           AVERAGE              AVERAGE
                                                         BALANCES   INTEREST  RATES            BALANCES  INTEREST    RATES
Amounts in Thousands (except percentages)                             (1)      (2)                         (1)        (2)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Federal funds sold and securities purchased
     under agreements to resell                           $ 33,964    $ 293    1.74%           $ 25,149   $ 609      4.88%
Short-term investments                                      13,979      117    1.69%              2,426      52      4.32%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL SHORT-TERM INVESTMENTS                           47,943      410    1.72%             27,575     661      4.83%
-----------------------------------------------------------------------------------------------------------------------------------
Securities:
     U.S. Treasury                                           9,758      248    5.13%              8,224     235      5.76%
     U.S. Government agencies and corporations             114,900    3,548    6.23%            121,065   4,035      6.72%
     States and other political subdivisions (3)            33,599    1,115    6.69%             31,566   1,054      6.73%
     Other (3)                                              40,506    1,358    6.76%             30,511   1,076      7.11%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL SECURITIES                                      198,763    6,269    6.36%            191,366   6,400      6.74%
-----------------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:  (4)
       Mortgage                                            116,083    4,209    7.31%            126,849   4,808      7.64%
       Commercial (3)                                      219,646    7,833    7.19%            212,170   9,427      8.96%
       Consumer                                             99,176    3,593    7.31%            105,385   4,253      8.14%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                           434,905   15,635    7.25%            444,404  18,488      8.39%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-EARNING ASSETS                         681,610   22,314    6.60%            663,345  25,549      7.77%
-----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                     16,605                               19,412
Allowance for loan losses                                   (6,506)                              (6,289)
Other assets                                                30,639                               16,830
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-EARNING ASSETS                       40,739                               29,953
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                         $722,349                            $ 693,298
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
     Demand                                               $114,777    $ 500    0.88%          $ 101,870   $ 831      1.65%
     Savings                                               161,210    1,153    1.44%            133,463   1,865      2.82%
     Time                                                  213,435    4,233    4.00%            231,053   6,712      5.86%
     Time deposits $100,000 and over                        53,763    1,009    3.78%             57,299   1,694      5.96%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING DEPOSITS                       543,185    6,895    2.56%            523,685  11,102      4.28%
-----------------------------------------------------------------------------------------------------------------------------------
     Borrowed funds                                         38,213      453    2.39%             31,102     699      4.53%
     Long-term debt                                          7,503      254    6.83%             13,180     411      6.29%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL BORROWED FUNDS AND LONG-TERM DEBT                45,716      707    3.12%             44,282   1,110      5.05%
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL INTEREST-BEARING LIABILITIES                    588,901    7,602    2.60%            567,967  12,212      4.34%
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                         70,051                               67,271
Other liabilities                                            4,585                                3,628
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL NONINTEREST-BEARING LIABILITIES                  74,636                               70,899
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity                                        58,812                               54,432
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $722,349                            $ 693,298
===================================================================================================================================
Interest Income/Earning Assets                                       22,314    6.60%                      25,549     7.77%
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense/Earning Assets                                       7,602    2.25%                      12,212     3.72%
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income and Margin (5)                                 $ 14,712    4.35%                    $ 13,337     4.05%
===================================================================================================================================

     (1) Interest on loans includes fee income.
     (2) Rates have been annualized and computed on a tax-equivalent basis using the federal income tax statutory rate of 34%.
     (3) Tax-equivalent adjustments were $462 thousand for 2002 and $402 thousand for 2001.
     (4) Includes nonaccrual loans.
     (5) Net interest income as a percent of average interest-earning assets on a tax-equivalent basis.

VISTA BANCORP, INC. AND SUBSIDIARIES

VOLUME/RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)


                                                                                     Six Months Ended June 30,
                                                                                           2002 vs. 2001
                                                                                 -----------------------------------
                                                                                             Increase (Decrease)
                                                                                              Due to Changes in:
                                                                                 -----------------------------------
                                                                                     Total      Average    Average
Amounts in Thousands                                                               Change(1)     Volume     Rate
====================================================================================================================
Interest Income:
Federal funds sold                                                                   $ (316)     $ 165     $ (481)
Short-term investments                                                                   65        113        (48)
--------------------------------------------------------------------------------------------------------------------
      Total Short-term Investments                                                     (251)       278       (529)
--------------------------------------------------------------------------------------------------------------------
Securities:
  U.S. Treasury                                                                          13         41        (28)
  U.S. Government agencies and corporations                                            (487)      (199)      (288)
  States and other political subdivisions                                                61         68         (7)
  Other                                                                                 282        337        (55)
--------------------------------------------------------------------------------------------------------------------
      Total Securities                                                                 (131)       247       (378)
--------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income:  (2)
  Mortgage                                                                             (599)      (396)      (203)
  Commercial                                                                         (1,594)       322     (1,916)
  Consumer                                                                             (660)      (241)      (419)
--------------------------------------------------------------------------------------------------------------------
      Total Loans                                                                    (2,853)      (315)    (2,538)
--------------------------------------------------------------------------------------------------------------------
          Total Interest Income                                                      (3,235)       210     (3,445)
--------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Demand                                                                               (331)        96       (427)
  Savings                                                                              (712)       331     (1,043)
  Time                                                                               (2,479)      (481)    (1,998)
  Time deposits $100,000 and over                                                      (685)       (99)      (586)
--------------------------------------------------------------------------------------------------------------------
      Total Interest-bearing Deposits                                                (4,207)      (153)    (4,054)
--------------------------------------------------------------------------------------------------------------------
  Borrowed funds                                                                       (246)       135       (381)
  Long-term debt                                                                       (157)      (189)        32
--------------------------------------------------------------------------------------------------------------------
      Total Borrowed Funds and Long-term Debt                                          (403)       (54)      (349)
--------------------------------------------------------------------------------------------------------------------
          Total Interest Expense                                                     (4,610)      (207)    (4,403)
--------------------------------------------------------------------------------------------------------------------
               Net Interest Income (tax-equivalent basis)                           $ 1,375      $ 417      $ 958
====================================================================================================================

(1) The volume/rate variance is allocated based on the percentage relationship of changes in volume and changes in rate to the "Total Change."
(2) Includes nonaccrual loans.

NONINTEREST INCOME

      For the six months ended June 30, 2002, total noninterest income, including gains on the sales of securities, increased 39 percent to $3.25 million compared to $2.34 million earned in the first half of 2001.

      For the quarter ended June 30, 2002, total noninterest income including gains on the sale of securities, increased 13 percent to $1.44 million, compared to $1.27 million earned in the same quarter of 2001. The majority of the increase in both periods was due to earnings from the Bank Owned Life Insurance program consisting of investment income and tax-free proceeds received in connection with the death of a plan participant. In addition, higher levels of service charges on deposit accounts were more than offset by lower levels of other service charges, trust and asset management fees and miscellaneous other income.

      As part of our liquidity management strategy, we purchased bank owned life insurance ("BOLI") with a cash surrender value of $14 million in July 2001. The purchase was funded by overnight liquid investments and carried a guaranteed rate of return for one year, before resetting to market rates in August 2002. BOLI involves the purchase of life insurance on a chosen group of employees, where Vista pays all premiums and is the owner and beneficiary of the policies. This pool of insurance is profitable to Vista due to the unique tax advantages of life insurance. This profitability is used to offset or finance all or a portion of future benefit cost increases. Vista records noninterest income equal to the appreciation in the cash surrender value, the balance of which is included in other assets. For the quarter ended June 30, 2002, Vista recognized $199 thousand in earnings from the appreciation in the cash surrender value of the investment and $395 thousand for the six months ended June 30, 2002.

      In the event of death of any insured participants, a notice of death claim will be filed with policy issuers. Upon receipt of insurance proceeds, BOLI assets will be reduced by the amount of the contract value of the insured immediately prior to death and any excess benefit over the cash surrender value is credited to income in the period received. Generally, for tax purposes all amounts represent the return of premiums paid, the increased value of the policy due to investment returns or the death benefit feature. During the first quarter of 2002, we recognized $389 thousand in benefits in excess of contract value due to the death of one insured participant and $148 thousand in the second quarter for a grand total of $538 thousand for the first half of 2002.

      We recognized $12 thousand in gains from the sale of securities during the second quarter compared to $89 thousand a year ago. We sold mortgage-backed security pools with face values below $1 million in order to increase the efficiency in management of the portfolio by reducing the number of pools outstanding.

NONINTEREST EXPENSE

      Total noninterest expense declined to $4.37 million for the quarter ended June 30, 2002 compared to $4.85 million reported for the similar quarter in 2001. Due to the pending merger with United National Bancorp, we have discontinued incentive compensation accruals, reduced marketing expense initiatives and certain professional services accruals which we estimate totaled $379 thousand for the second quarter and $612 thousand for the first half of 2002. When adjusted for these merger-related accruals, we estimate noninterest expense equaled $4.75 million for the quarter and $9.65 million for the first half of 2002.

      Salary and benefits declined compared to the second quarter 2001 despite higher post-retirement benefit accruals and health insurance costs due to the elimination of the incentive compensation accruals and staff attrition. If we were remaining independent, we would have recognized $170 thousand in incentive compensation expense during the quarter.

      Occupancy expense rose in connection with the opening of our sixteenth full-service branch in the Greenwich Station Mall, Greenwich Township, New Jersey during the fourth quarter 2001. The rental expense and amortization of leasehold improvements expense on this new branch location contributed to the increase but were partially offset by lower utility costs due to a mild winter.

      Furniture and equipment expense decreased compared to a year ago due to cost savings from restructuring our technology lease programs.

      Marketing expenses decreased in anticipation of the pending merger.

      Our ability to grow the franchise while effectively controlling and monitoring expenses can be quantified using two benchmarks. One benchmark, which considers noninterest expense as a percent of average assets, averaged 2.69 percent for the first half of 2002 when adjusted for the merger-related accruals and consistent with the 2.78 percent for the same period of 2001. Secondly, the efficiency ratio, which measures the cost of generating one incremental dollar of revenue, equaled 56.0 percent when adjusted for the merger-related and non-recurring revenue items and continued the positive downward trend compared to 61.7 percent a year ago.

      The provision for income taxes increased to $1.62 million for the second quarter compared to $851 thousand a year ago. Our effective tax rate equaled
32.6 percent for the quarter ended June 30, 2002 and 30.4 percent for the second quarter of 2001.

FINANCIAL CONDITION - JUNE 30, 2002 VERSUS DECEMBER 31, 2001

      Total consolidated assets equaled $713.3 million at June 30, 2002, a decrease of $26.8 million from December 31, 2001.

      During the second quarter of 2002, we continued to experience challenging reinvestment opportunities due to unfavorable economic conditions and soft loan demand. In anticipation of higher interest rates as the economy recovers and satisfactory compensation for various financial asset classes, we continue to maintain excess liquidity in overnight fed funds until loan demand increases. We used a portion of our excess liquidity to pay off $6 million in maturing Federal Home Loan Bank advances. In addition, the soft loan demand and excess liquidity reduced our dependence on higher cost time deposits and borrowings.

      Total loans declined $24 million from year-end levels to $415.3 million at June 30, 2002. The decline primarily consisted of a $8.4 million net reduction in mortgage loans and a $18.4 million net decline in commercial loans while consumer loans increased by approximately $2.9 million due to a successful home equity loan promotion in 2002. Mortgage loans declined due to accelerated levels of mortgage refinancing activity and commercial loan demand continued to be soft as the business environment remained uncertain and the sale of certain loan portfolios ahead of our expected August 2002 merger with United National in order to facilitate merger integration.

      Total deposits declined $25.6 million from year-end due primarily to seasonal fluctuations in demand deposits and certain actions taken to conform Vista's deposit account platform and rate structures to those of United National. Savings deposits declined $10.4 million, and time deposits fell by $5.8 million. Our deposit mix remained relatively unchanged since year-end. We also reduced our reliance on borrowed funds, including overnight repurchase agreements.

      Total capital increased to $65.9 million at June 30, 2002 compared to $60.0 million at December 31, 2001. This increase was due to net income of $6.1 million less dividends totaling $1.7 million and the appreciation in the value of the security portfolio. Also due to the merger, capital flows from Vista's stock plans terminated except for the exercising of stock options. A lower market interest rate environment in the first half of 2002 when compared to December 31, 2001 accounted for the appreciation in the fair value of our available for sale security portfolio, which flows through shareholders' equity on a tax-effected basis. The ratio of shareholders' equity to assets strengthened to 9.24 percent at June 30, 2002 compared to 8.11 percent at year-end 2001. The increase was due in part, to a lower level of assets at the end of the second quarter of 2002 compared to December 31, 2001.

      During July 2002 Vista declared its regular dividend of 16 cents per share and a special dividend of 5.5 cents per share to conform to United National's dividend rate and payment schedule.

ASSET QUALITY

      Non-performing assets, consisting of nonaccrual loans plus other real estate acquired through foreclosure (OREO), increased to $3.6 million at June 30, 2002 from year-end 2001. Non-performing loans increased $3.2 million from $2.2 million at year-end. OREO decreased to $350 thousand due to the net transactions from the $176 thousand write-down of 5 acres of land owned by Vista in Greenwich township, the liquidation and sale of two properties plus the transfer of one property to OREO. Credit quality remained sound as non-performing assets equaled less than one percent of total loans and OREO at June 30, 2002 and December 31, 2001.

      Non-performing commercial loans equaled to 59 percent of total non-performing loans at June 30, 2002 from 51 percent at December 31, 2001. Non-performing mortgage loans equaled 34 percent of total non-performing loans at June 30, 2002 compared to 33 percent at year-end; while, consumer loans equaled less than 10 percent compared to 16 percent at year-end.


AMOUNTS IN THOUSANDS                              JUNE 30, 2002       DECEMBER 31, 2001      JUNE 30, 2001
--------------------                              -------------       -----------------      -------------
Non-performing loans                                 $3,203                 $2,245               $3,564
Other real estate owned                                 350                    647                  672
                                                     ------                 ------               ------
Total non-performing assets                          $3,553                 $2,892               $4,236
                                                     ======                 ======               ======

Loans past due 90 days and on accrual status         $    0                 $    0               $    0
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

      At June 30, 2002, total impaired loans equaled $2.30 million. A specific reserve allocation of $100 thousand has been established for all impaired loans.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses increased to $5.74 million or 1.38 percent of total loans at June 30, 2002 from $6.38 million or 1.45 percent of total loans at December 31, 2001. The reduction in the allowance for loan losses was due, in part, to the reduction in the size of the loan portfolio driven mainly by refinancing and normal amortization. The majority of the decline, or $683 thousand, was attributed to the payoff of several sizable commerical loan credits, which were criticized loans. Accordingly, these credits had special loan loss reserves extablished which were no longer necessary once the loans were satisfied in full through refinancing by independent financial institutions. We adjusted the adequacy of the reserve through a credit to the provision for loan losses during the quarter ended June 30, 2002.

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

                                                     For The Six Months Ended
                                                              June 30
AMOUNTS IN THOUSANDS
                                                        2002          2001
                                                        -----         ----
Average loans outstanding                             $434,905      $444,404
Total loans at end of period                           415,357       437,072

Allowance for loan losses:
  Balance at beginning of period                         6,375         6,166
      Charge-offs:
          Commercial                                       188            42
          Real estate - mortgage                            43           104
          Installment                                      175           181
                                                      --------      --------
             Total charge-offs                             406           327
      Recoveries:
          Commercial                                        19            71
          Real estate - mortgage                             -             1
          Installment                                       20            23
                                                      --------      --------
          Total  recoveries                                 39            95
                                                      --------      --------

      Net charge-offs:                                     367           232
      Provision for loan losses                           (265)          450
                                                      --------      --------
  Balance at end of period                            $  5,743      $  6,384
                                                      ========      ========

Net charge-offs as a percent of average                  0.08%         0.05%
  loans outstanding during period                        =====         =====

Allowance for loan losses as a percent                   1.38%         1.46%
  of total loans                                         =====         =====

LIQUIDITY

      At June 30, 2002, cash and cash equivalents equaled $73.0 million representing a decrease of $3.1 million from the $76.1 million in cash and cash equivalents at December 31, 2001.

      Changes in cash are measured by the three major classifications of cash flow defined as operating, investing and financing activities.

      At quarter-end June 30, 2002 net cash provided by operating activities equaled $3.8 million. This consisted of net income adjusted for noncash charges and the net change in other assets and other liabilities.

      Net cash provided by investing activities totaled $28.0 million. These investment activities consisted of $36.1 million in sales and maturities of investment securities offset by $32.0 of reinvestment purchases, a $24.0 million net decrease in loans and $348 thousand in capital expenditures.

      Net cash used in financing activities totaled $34.9 million, including a $25.6 million decrease in deposits, $6.0 million reduction in long-term debt, $1.7 million in cash dividends paid, a $1.8 million decrease in borrowed funds and 184 thousand in proceeds from the issuance of common stock.

CAPITAL RESOURCES

      Total shareholders' equity increased $5.9 million to $65.9 million at June 30, 2002 from $60.0 million at December 31, 2001. Changes in shareholders' equity included:

      o     $6.10 million in net income,
      o     $184 thousand in proceeds from the issuance of common stock,
      o     $1.70 million in cash dividends paid, and
      o $1.30 million appreciation in the fair value of securities available for sale.

      Due to the pending merger, we discontinued our dividend reinvestment, director stock purchase plan and employee stock purchase plans. The shares issued during the quarter represent the exercise of incentive stock options.

      Our dividend pay-out ratio equaled to 28 percent for the first half of 2002 compared to 43.3 percent in 2001. On July 2, 2002, Vista declared its regular quarterly dividend of $.16 cents plus a special dividend of 5.5 cents per share payable August 1, 2002 to shareholders of record July 15, 2002, this was an adjustment to align our dividend rate and payment schedule with that of United National Bancorp.

      At June 30, 2002, a $3.2 million unrealized after-tax gain existed in our investment security portfolio compared to a $1.9 million unrealized after-tax gain at December 31, 2001. The portfolio's market value appreciated during the quarter due to the decrease in absolute market interest rates compared to year-end, which generally increases the value of fixed rate investment securities.

      Vista maintained a Tier I risk-based capital ratio of 12.88 percent and a total risk-based capital ratio of 14.11 percent at June 30, 2002, compared to
10.69 percent and 11.92 percent, respectively, at December 31, 2001. Vista maintained a leverage capital ratio of 8.37 percent at June 30, 2002 and 7.67 percent at December 31, 2001.

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

ITEM 3.  Defaults Upon Senior Securities             Not Applicable

ITEM 4.  Submission of Matters to a Vote of          Not Applicable
               Security Holders

ITEM 5.  Other Information                           Not Applicable

ITEM 6.  Exhibits and Reports on form 8-K

          (a) Exhibits required by Item 601 of Regulation S-K:

                  Exhibit Number                 Description of Exhibit
                  --------------                 ----------------------
                        2                        Not Applicable
                        4                        Not Applicable
                       10                        Not Applicable
                       11                        Not Applicable
                       15                        Not Applicable
                       18                        Not Applicable
                       19                        Not Applicable
                       22                        Not Applicable
                       23                        Not Applicable
                       24                        Not Applicable
                       27                        Not Applicable
                       99.1                      CEO Certification
                       99.2                      CFO Certification

          (b) Reports on Form 8-K

                    On May 7, 2002 we filed Form 8-K announcing the results of the special shareholders meeting held at the Clarion Hotel and Conference Center. The shareholders approved the merger with United National Bancorp.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Vista Bancorp, Inc.
--------------------------------
      (REGISTRANT)


Dated: August 14, 2002
       ---------------

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